Form 10-Q
period 2000-04-01
MATRIXONE INC
filed 2000-05-10
CIK 786998

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   _________________________________________

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2000


                       Commission file number 000-29309

                                MATRIXONE, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                            02-0372301
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              Two Executive Drive
                        Chelmsford, Massachusetts 01824
                   (Address of principal executive offices)

                                (978) 322-2000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)  Yes  [X]     No  [_]

                          (2)  Yes  [_]     No  [X]

  As of May 5, 2000 there were 41,867,874 shares of Common Stock outstanding.

                                MATRIXONE, INC.
                                   FORM 10-Q
                          QUARTER ENDED APRIL 1, 2000
                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Condensed Consolidated Balance Sheets as of April 1, 2000
               (unaudited) and July 3, 1999.......................................     1

               Condensed Consolidated Statements of Operations for the Three and
               Nine Months Ended April 1, 2000 and April 3, 1999
               (unaudited)........................................................     2

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended April 1, 2000 and April 3, 1999 (unaudited)......     3

               Notes to Condensed Consolidated Financial Statements...............     4

     Item 2:   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................     8

               Cautionary Statements..............................................    14

     Item 3:   Quantitative and Qualitative Disclosure About Market Risk..........    25


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings..................................................    26

     Item 2:   Changes in Securities and Use of Proceeds..........................    27

     Item 6:   Exhibits and Reports on Form 8-K...................................    27

               Signatures.........................................................    28

               Exhibit Index......................................................    29

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

                                MATRIXONE, INC.
                     Condensed Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                               April 1, 2000        July 3, 1999
                                                                               -------------        ------------
                                                                                (unaudited)
                                   ASSETS
Current Assets:
   Cash and equivalents....................................................    $     151,547        $     11,036
   Accounts receivable, net................................................           17,039              14,670
   Prepaid expenses and other current assets...............................            4,377               1,100
                                                                               -------------        ------------
     Total current assets..................................................          172,963              26,806
Property and Equipment, Net................................................            4,222               2,973
Other Assets...............................................................              161                 108
                                                                               -------------        ------------
                                                                               $     177,346        $     29,887
                                                                               =============        ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Line of credit..........................................................    $           -        $      3,050
   Accounts payable........................................................            5,544               3,968
   Accrued expenses........................................................           12,894               7,270
   Deferred revenues.......................................................            8,760               4,626
                                                                               -------------        ------------
     Total current liabilities.............................................           27,198              18,914
                                                                               -------------        ------------
Redeemable Convertible Preferred Stock.....................................                -              17,015
                                                                               -------------        ------------
Stockholders' Equity (Deficit):
   Convertible preferred stock, $.01 par value, 5,000 shares
     authorized, no shares issued or outstanding at April 1, 2000; $1.00 par value, 3,552 shares authorized, 3,547 shares issued, and
     3,393 shares outstanding at July 3, 1999..............................                -               3,393
   Common stock, $.01 par value, 100,000 shares authorized,
     41,791 and 5,004 shares issued and outstanding........................              418                  50
   Additional paid-in capital..............................................          205,528              26,637
   Notes receivable from stockholders......................................             (765)               (117)
   Deferred stock-based consideration......................................          (15,641)             (3,458)
   Accumulated deficit.....................................................          (38,786)            (32,373)
   Accumulated other comprehensive loss....................................             (606)               (174)
                                                                               -------------        ------------
     Total stockholders' equity (deficit)..................................          150,148              (6,042)
                                                                               -------------        ------------
                                                                               $     177,346        $     29,887
                                                                               =============        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.
                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                  Three Months Ended      Nine Months Ended
                                                                 --------------------    --------------------
                                                                 April 1,    April 3,    April 1,    April 3,
                                                                   2000        1999        2000        1999
                                                                 --------    --------    --------    --------
Revenues:
   Software license........................................      $ 10,711    $  4,862    $ 26,572    $ 14,664
   Service.................................................         9,126       5,606      23,313      13,535
                                                                 --------    --------    --------    --------
       Total revenues......................................        19,837      10,468      49,885      28,199
                                                                 --------    --------    --------    --------
Cost of Revenues:
   Software license.........................................        1,135         703       3,029       2,227
   Service (1)..............................................        7,148       4,277      18,378      10,351
                                                                 --------    --------    --------    --------
       Total cost of revenues...............................        8,283       4,980      21,407      12,578
                                                                 --------    --------    --------    --------
Gross Profit................................................       11,554       5,488      28,478      15,621
                                                                 --------    --------    --------    --------
Operating Expenses:
   Selling and marketing (1)................................       10,037       5,351      23,708      14,538
   Research and development (1).............................        2,429       1,346       5,543       4,324
   General and administrative (1)...........................        1,550       1,249       3,835       3,339
   Stock-based compensation (1).............................        1,042         167       2,534         391
                                                                 --------    --------    --------    --------
       Total operating expenses.............................       15,058       8,113      35,620      22,592

Loss from Operations........................................       (3,504)     (2,625)     (7,142)     (6,971)
                                                                 --------    --------    --------    --------
Other Income (Expense):
  Interest income..........................................           667          59         845         250
  Interest expense.........................................           (45)        (25)        (45)        (25)
  Other income (expense), net..............................           (33)          -         (71)          9
                                                                 --------    --------    --------    --------
      Total other income (expense).........................           589          34         729         234
                                                                 --------    --------    --------    --------
Net Loss...................................................      $ (2,915)   $ (2,591)   $ (6,413)   $ (6,737)
                                                                 ========    ========    ========    ========

Basic and Diluted Net Loss Per Share.......................      $  (0.15)   $  (0.54)   $  (0.64)   $  (1.67)
                                                                 ========    ========    ========    ========
Shares Used in Computation.................................        18,907       4,773       9,992       4,026
                                                                 ========    ========    ========    ========

Pro Forma Basic and Diluted Net Loss Per Share.............      $  (0.08)   $  (0.09)   $  (0.19)   $  (0.25)
                                                                 ========    ========    ========    ========
Shares Used in Computation..................................       36,258      28,162      33,618      27,413
                                                                 ========    ========    ========    ========

___________________________________________________________
(1) The following summarizes the departmental allocation of stock-based compensation:

Cost of Revenues.............................................    $    249    $     31    $    562    $     73
Operating Expenses:
Selling and marketing........................................         328          68         828         151
Research and development.....................................         204          25         500          64
General and administrative...................................         261          43         644         103
                                                                 --------    --------    --------    --------
       Total stock-based compensation........................    $  1,042    $    167    $  2,534    $    391
                                                                 ========    ========    ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                             April 1, 2000      April 3, 1999
                                                                             -------------      -------------
Cash Flows From Operating Activities:
   Net loss................................................................     $   (6,413)       $    (6,737)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation............................................................             985               913
   Stock-based consideration...............................................           2,773               391
   Provision for doubtful accounts.........................................             148               300
   Changes in assets and liabilities:
    Accounts receivable....................................................          (2,499)           (4,769)
    Prepaid expenses and other current assets..............................          (4,090)             (132)
    Accounts payable.......................................................           1,569             1,181
    Accrued expenses.......................................................           6,059              (328)
    Deferred revenues......................................................           4,960             2,249
                                                                                -----------       -----------
    Net cash provided by (used in) continuing operations...................           3,492            (6,932)
                                                                                -----------       -----------
    Net cash used in discontinued operations...............................            (322)           (1,148)
                                                                                -----------       -----------
Cash Flows From Investing Activities:
   Purchases of property and equipment.....................................          (2,280)             (815)
   Other assets............................................................             (54)              (14)
   Collection of notes receivable..........................................             268             4,400
                                                                                -----------       -----------
    Net cash provided by (used in) investing activities....................          (2,066)            3,571
                                                                                -----------       -----------
Cash Flows From Financing Activities:
   Repayments of debt......................................................               -              (185)
   Proceeds from line of credit............................................           1,500                 -
   Repayments of line of credit............................................          (4,550)                -
   Proceeds from issuance of common stock, net.............................         142,225                 -
   Proceeds from stock option exercises....................................             754               314
                                                                                -----------       -----------
    Net cash provided by financing activities..............................         139,929               129
                                                                                -----------       -----------
Effect of Exchange Rates on Cash and Equivalents...........................            (522)               18
                                                                                -----------       -----------
Net Increase (Decrease) in Cash and Equivalents............................         140,511            (4,362)
Cash and Equivalents, Beginning of Period..................................          11,036             8,123
                                                                                -----------       -----------
Cash and Equivalents, End of Period........................................     $   151,547       $     3,761
                                                                                ===========       ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest..................................................     $        45       $        25
                                                                                ===========       ===========
Noncash Financing Activity:
   Issuance of common stock in exchange for notes receivable from
   stockholders............................................................     $       916       $       117
                                                                                ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.
             Notes to Condensed Consolidated Financial Statements
                   (In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

  The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's registration statement on Form S-1 (File No. 333-92731) filed with the Securities and Exchange Commission ("SEC") in connection with its initial public offering. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's registration statement. In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and nine month periods ended April 1, 2000 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 1, 2000.

  The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30th. The Company operates on thirteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Cash Equivalents

  The Company considers all time deposits and short-term investments with maturities of 90 days or less to be cash equivalents. The Company's cash equivalents are primarily comprised of money market mutual funds, which are reported at cost, and United States Treasury and Agency Securities and Commercial Paper of United States Corporations, which are reported at amortized cost. The reported value of the Company's cash equivalents approximates market value.

Concentrations of Credit Risk

  Revenues from one customer were approximately 14.2% of the Company's total revenues for the three months ended April 1, 2000. Accounts receivable from a different customer represented approximately 11.7% of the Company's accounts receivable at April 1, 2000.

  Revenues from one customer were approximately 13.4% of the Company's total revenues for the three months ended April 3, 1999. Accounts receivable from this customer represented approximately 11.7% of the Company's accounts receivable at April 3, 1999.

                                MATRIXONE, INC.
        Notes to Condensed Consolidated Financial Statements (continued)
                    (In thousands, except per share amounts)

Note 2.  Line of Credit

  On December 28, 1999, the Company extended its line of credit of $7,000 through December 28, 2000. Borrowings under the line of credit are limited to 80% of eligible accounts receivable from customers in the United States, less amounts reserved for foreign currency contracts, and bear interest at the bank's prime rate (9.0% at April 1, 2000) plus 0.5%. In addition, on January 21, 2000, the Company obtained a working capital line of credit of $1,000, which expires December 28, 2000. Borrowings under the working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States.

  On April 3, 2000, the Company's wholly owned subsidiary in Germany obtained a 500 DM ($244) line of credit. Borrowings under this line of credit are limited to 100% of accounts receivable and bear interest at 10.25%.

Note 3.  Stockholders' Equity (Deficit)

  On August 10, 1999 the Board of Directors (the "Board") voted to approve a 3 for 2 stock split, effected as a 50% stock dividend, provide for a single class of common stock in lieu of the two classes then outstanding, eliminate the Class B common stock and increase the number of authorized shares of common stock from 12,000 to 40,000. On December 9, 1999 the Board voted to approve a 3-for-1 stock split, which was effected as a 200% stock dividend on February 23, 2000. The condensed consolidated financial statements for all periods presented have been restated to reflect both stock splits.

  On December 9, 1999, the Board approved, effective upon the closing of the initial public offering, a change in the total number of shares which the Company is authorized to issue to 105,000 shares, of which 100,000 shares are common stock and 5,000 shares are preferred stock. Immediately prior to the consummation of the initial public offering on March 6, 2000, all of the outstanding shares of convertible preferred stock automatically converted into 26,763 shares of common stock.

  On February 1, 2000, the Company entered into software license and maintenance agreements and a professional services agreement with a customer for the implementation of our eMatrix solution. In connection with these agreements, a party related to this customer agreed to purchase 450,000 shares of our common stock in a private placement. The sale price was the initial public offering price less underwriters' discounts and commissions, or $23.25 per share. The proceeds from the private placement were $10,462. The sale of the privately placed common stock occurred contemporaneously with the closing of the Company's initial public offering. On February 1, 2000, the Company also issued to this same related party a warrant to purchase 200,000 shares of common stock, which is exercisable following the closing of the initial public offering for a term of 18 months at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represents the fair value of the warrant using the Black-Scholes option pricing model with an expected volatility of 85%. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity (deficit). This deferred consideration will be amortized through charges to revenues as the elements in the arrangement are delivered. During the three months ended April 1, 2000, the Company recorded a charge to revenues of $239 relating to the warrant.

                                MATRIXONE, INC.
       Notes to Condensed Consolidated Financial Statements (continued)
                   (In thousands, except per share amounts)

  On March 6, 2000, the Company completed its initial public offering of 5,750 shares of common stock, which includes the exercise of the underwriters' over allotment option of 750 shares, at $25.00 per share. The proceeds from the initial public offering were $131,763, after deducting the underwriters' discounts and commissions and estimated offering expenses payable by us of $11,987.

  During the nine months ended April 1, 2000, the Company issued 2,076 shares of common stock in exchange for notes receivable from stockholders with principal balances aggregating $916 upon the exercise of stock options. These notes are full recourse to the stockholders and are additionally collaterized by the underlying shares of common stock. The notes receivable are payable in full on varying dates through December 27, 2002 and bear interest at 8%. During the nine months ended April 1, 2000, the Company also received payment of notes receivable aggregating $268. The outstanding notes receivable have been reported as a reduction to stockholders' equity.

  In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $2,409 and $597 for the three months ended April 1, 2000 and April 3, 1999, respectively, and $13,574 and $3,135 for the nine months ended April 1, 2000 and April 3, 1999, respectively. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is included in deferred stock-based consideration, which is reported as a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1,042 and $167 for the three months ended April 1, 2000 and April 3, 1999, respectively, and $2,534 and $391 for the nine months ended April 1, 2000 and April 3, 1999, respectively.

Note 4. Basic and Diluted and Pro Forma Basic and Diluted Net Income (Loss) Per Share

  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common stock equivalents, such as stock options, warrants and convertible preferred stock, using the treasury stock method. Common stock equivalents are excluded from the computation of dilutive net income (loss) per share if their effect is antidilutive.

  Pro forma basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period plus the assumed conversion of all convertible preferred stock into common stock, as if the conversion had occurred at the date of issuance. Pro forma diluted net income (loss) per share is computed by dividing net income
(loss) by the shares used in the calculation of pro forma basic net income
(loss) per share plus the dilutive effect of common stock equivalents, such as stock options and warrants, using the treasury stock method. Common stock equivalents are excluded from the calculation if their effect is antidilutive.

                                MATRIXONE, INC.
       Notes to Condensed Consolidated Financial Statements (continued)
                   (In thousands, except per share amounts)

  The calculation of basic and diluted and pro forma basic and diluted net loss per share is as follows:

                                                                      Three Months Ended          Nine Months Ended
                                                                    -----------------------     ----------------------
                                                                    April 1,       April 3,     April 1,      April 3,
                                                                      2000           1999         2000          1999
                                                                    --------       --------     --------      --------
Basic and Diluted Net Loss Per Share:
   Net loss......................................................    $(2,915)       $(2,591)     $(6,413)      $(6,737)
                                                                     =======        =======      =======       =======
   Basic and diluted net loss per share..........................    $ (0.15)       $ (0.54)     $ (0.64)      $ (1.67)
                                                                     =======        =======      =======       =======
   Shares used in computing basic and diluted net loss per
    share........................................................     18,907          4,773        9,992         4,026
                                                                     =======        =======      =======       =======

Pro Forma Basic and Diluted Net Loss Per Share:
   Shares used in computing basic and diluted net loss
    per share....................................................     18,907          4,773        9,992         4,026
   Adjustment to reflect the effect of the conversion of
    preferred stock..............................................     17,351         23,389       23,626        23,387
                                                                     -------        -------      -------       -------
   Shares used in computing pro forma basic and diluted net
    loss per share...............................................     36,258         28,162       33,618        27,413
                                                                     =======        =======      =======       =======
   Pro forma basic and diluted net loss per share................    $ (0.08)       $ (0.09)     $ (0.19)      $ (0.25)
                                                                     =======        =======      =======       =======

  Potentially dilutive common stock options and warrants aggregating 10,977 and 11,582 shares for the periods ended April 1, 2000 and April 3, 1999, respectively, have been excluded from the computation of basic and diluted and pro forma basic and diluted net loss per share because their inclusion would be antidilutive.

Note 5.  Comprehensive Loss

  Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit), except for stockholders' investments and distributions. The components of comprehensive loss are as follows:

                                               Three Months Ended                    Nine Months Ended
                                         --------------------------------     --------------------------------
                                         April 1, 2000      April 3, 1999     April 1, 2000      April 3, 1999
                                         -------------      -------------     -------------      -------------
Net loss                                       $(2,915)           $(2,591)          $(6,413)           $(6,737)
Foreign currency
    translation adjustment                        (368)              (131)             (432)               (73)
                                               -------            -------           -------            -------
Comprehensive loss                             $(3,283)           $(2,722)          $(6,845)           $(6,810)
                                               =======            =======           =======            =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 14 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's registration statement on Form S-1 (File No. 333-92731).

Overview

  We are a provider of Internet business collaboration software. Our eMatrix suite of products serves as an Internet platform facilitating collaboration among different departments and geographic locations of global organizations. Our eMatrix software products also serve as a backbone for an enterprise to collaborate through the Internet with its customers, suppliers and other business partners. Enterprises use our eMatrix product line to integrate different business processes and facilitate the exchange of information, ideas and knowledge among parties collaborating on business activities, such as conceptual planning for new products, product design, design for manufacturability, plant resource utilization, new product introduction and customer service and support. This collaboration allows our customers to quickly and cost-effectively bring the right products and services to market.

  We generate revenues from licensing our eMatrix software products and providing professional services and training, maintenance and customer support services through our offices in the United States, Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific.

  In connection with certain stock option grants during the nine months ended April 1, 2000 and the fiscal year ended July 3, 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant. Deferred stock-based compensation is included in deferred stock-based consideration, which is reported as a component of stockholders' equity (deficit) and is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million and $0.2 million for the three months ended April 1, 2000 and April 3, 1999, respectively, and $2.5 million and $0.4 million for the nine months ended April 1, 2000 and April 3, 1999, respectively. We presently expect to record stock-based compensation of $3.6 million, $4.3 million, $4.3 million, $3.8 million and $0.7 million in fiscal 2000, 2001, 2002, 2003 and 2004, respectively.

  We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have exceeded total revenues. We anticipate that our operating expenses will substantially increase in future periods and will exceed projected increases in revenues. We expect to expand our selling and marketing and services organizations, develop new distribution channels for our products and services, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we anticipate incurring significant net losses for the foreseeable future. In view of the rapidly changing nature of our market, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1.

                                                                           Three Months Ended            Nine Months Ended
                                                                        ------------------------      ------------------------
                                                                         April 1,       April 3,       April 1,       April 3,
                                                                           2000           1999           2000           1999
                                                                           ----           ----           ----           ----
Revenues:
  Software license                                                         54.0%          46.4%          53.3%          52.0%
  Service                                                                  46.0           53.6           46.7           48.0
                                                                         ------         ------         ------         ------
 Total revenues..................................................         100.0          100.0          100.0          100.0
                                                                         ------         ------         ------         ------
Cost of Revenues:
 Software license................................................           5.7            6.7            6.1            7.9
 Service.........................................................          36.1           40.9           36.8           36.7
                                                                         ------         ------         ------         ------
 Total cost of revenues..........................................          41.8           47.6           42.9           44.6
                                                                         ------         ------         ------         ------
Gross profit.....................................................          58.2           52.4           57.1           55.4
                                                                         ------         ------         ------         ------
Operating Expenses:
 Selling and marketing...........................................          50.6           51.1           47.5           51.6
 Research and development........................................          12.2           12.9           11.1           15.3
 General and administrative......................................           7.8           11.9            7.7           11.8
 Stock-based compensation........................................           5.3            1.6            5.1            1.4
                                                                         ------         ------         ------         ------
 Total operating expenses........................................          75.9           77.5           71.4           80.1
                                                                         ------         ------         ------         ------
Loss from operations.............................................         (17.7)         (25.1)         (14.3)         (24.7)
Other income, net................................................           3.0            0.3            1.4            0.8
                                                                         ------         ------         ------         ------
Net loss.........................................................         (14.7)%        (24.8)%        (12.9)%        (23.9)%
                                                                         ======         ======         ======         ======

Comparison of Three Months Ended April 1, 2000 and April 3, 1999

     Software license revenues. We derive our software license revenues principally from the licensing of our eMatrix suite of products, including software applications and integration products developed jointly with third parties, and, to a lesser extent, from providing Oracle database licenses. Software license revenues increased 120.3% to $10.7 million for the three months ended April 1, 2000 from $4.9 million for the three months ended April 3, 1999. The increase was primarily due to a $3.7 million increase in software license revenues in North America, which includes a $2.2 million export sale, and software license revenues in our newly formed subsidiaries in Austria, Italy, and Japan aggregating $1.1 million.

     Service revenues. We provide services to our customers and systems integrators, consisting of professional services and training, maintenance and customer support services. Our professional services, which include implementation and consulting services, are provided on a time and materials or on a fixed-price basis. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Service revenues increased 62.8% to $9.1 million for the three months ended April 1, 2000 from $5.6 million for the three months ended April 3, 1999. The increase was primarily due to a 49.8% increase in professional services revenues and a 104.4% increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 27.2% and 21.7% of service revenues for the three months ended April 1, 2000 and April 3, 1999, respectively.

     Cost of software licenses. Cost of software licenses consists of royalties paid to Oracle for Oracle database licenses and to other third parties for integration products and applications licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products, shipping costs and related labor. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed and the extent to which we pay royalties to third parties on integration products and applications. Cost of software licenses increased 61.5% to $1.1 million for the three months ended April 1, 2000 from $0.7 million for the three months ended April 3, 1999. The increase in cost of software licenses was primarily due to a 50.6% increase in royalties resulting from increased licensing of third-party software.

     Cost of services. Cost of services includes salaries and related expenses for services personnel and costs of contracting with third parties to provide implementation services. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project, which are recorded as a reduction in cost of services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive systems integrators used for professional services projects. Our gross profit may fluctuate based on the actual costs incurred to provide professional services. Cost of services increased 67.1% to $7.1 million for the three months ended April 1, 2000 from $4.3 million for the three months ended April 3, 1999 primarily due to increased personnel costs to support the growth in our services organization. We also increased both the use of systems integrators to provide professional services for our customers and the amount of training we provided these systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 110.5% to $11.6 million for the three months ended April 1, 2000 from $5.5 million for the three months ended April 3, 1999. Gross profit as a percentage of total revenues, or gross margin, increased to 58.2% for the three months ended April 1, 2000 from 52.4% for the three months ended April 3, 1999. Gross margin fluctuates from period to period due to changes in the mix of software license and service revenues, royalties for licensed third-party software, costs associated with the expansion of our worldwide services organization, and the use of systems integrators, which are generally more expensive than our own professional services personnel. Gross margin on software licenses increased to 89.4% for the three months ended April 1, 2000 from 85.5% for the three months ended April 3, 1999 due to a decrease in the relative proportion of software we licensed from third parties. Gross margin from services decreased to 21.7% for the three months ended April 1, 2000 from 23.7% for the three months ended April 3, 1999 due to the increased use of systems integrators to provide professional services and costs associated with training both new personnel in our services organization and systems integrators during the three months ended April 1, 2000.

     Selling and marketing. Selling and marketing expenses include marketing costs, such as public relations and advertising, trade shows, marketing materials and customer user group meetings, and selling costs such as sales training events and commissions. Selling and marketing costs may fluctuate based on the timing of trade shows and user group events and the amount of sales commissions, which vary based on revenues. Selling and marketing expenses increased 87.6% to $10.0 million for the three months ended April 1, 2000 from $5.4 million for the three months ended April 3, 1999 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 50.6% for the three months ended April 1, 2000 from 51.1% for the three months ended April 3, 1999 primarily due to increased productivity of our sales organization and a larger revenues base.

     Research and development. Research and development expenses include costs incurred to develop our intellectual property and are expensed as incurred. To date, software development costs have been expensed as incurred, because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel, and the use of third parties to develop specific software applications and integration products. Research and development expenses increased 80.5% to $2.4 million for the three months ended April 1, 2000 from $1.3 million for the three months ended April 3, 1999 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues decreased to 12.2% for the three months ended April 1, 2000 from 12.9% for the three months ended April 3, 1999 due to a larger revenues base.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and allocation of related facility expenses. General and administrative expenses increased 24.1% to $1.6 million for the three months ended April 1, 2000 from $1.2 million for the three months ended April 3, 1999 due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 7.8% for the three months ended April 1, 2000 from 11.9% for the three months ended April 3, 1999 due to a larger revenues base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. Stock-based compensation was $1.0 million and $0.2 million for the three months ended April 1, 2000 and April 3, 1999, respectively.

     Other income (expense), net. Other income (expense), net fluctuates based on the amount of cash available for investment, borrowings under our line of credit, interest expense related to our term loan and realized and unrealized gains and losses on foreign currency transactions. Other income, net was $0.6 million for the three months ended April 1, 2000 and $34,000 for the three months ended April 3, 1999. The increase was primarily due to higher interest income from an increase in investable cash from the receipt of the proceeds from our initial public offering and concurrent private placement.

     Income taxes. No provision for income taxes has been recorded for either the three months ended April 1, 2000 or April 3, 1999 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of Nine Months Ended April 1, 2000 and April 3, 1999

     Software license revenues. Software license revenues increased 81.2% to $26.6 million for the nine months ended April 1, 2000 from $14.7 million for the nine months ended April 3, 1999. The increase was primarily due to a $5.3 million increase in software license revenues in Europe, a $3.5 million increase in software license revenues from our newly formed subsidiary in Japan and a $2.3 million increase in software license revenues in North America.

     Service revenues. Service revenues increased 72.2% to $23.3 million for the nine months ended April 1, 2000 from $13.5 million for the nine months ended April 3, 1999. The increase was primarily due to a 74.4% increase in professional services revenues and a 81.3% increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 24.4% and 23.1% of service revenues for the nine months ended April 1, 2000 and April 3, 1999, respectively.

     Cost of software licenses. Cost of software licenses increased 36.0% to $3.0 million for the nine months ended April 1, 2000 from $2.2 million for the nine months ended April 3, 1999. The increase in cost of software licenses was primarily due to a 16.9% increase in royalties resulting from increased licensing of third-party software and an increase in product documentation and production media costs.

     Cost of services. Cost of services increased 77.5% to $18.4 million for the nine months ended April 1, 2000 from $10.4 million for the nine months ended April 3, 1999 primarily due to increased personnel costs to support the growth in our services organization. The number of employees in our worldwide professional services organization increased 48.8% from April 3, 1999 to April 1, 2000. We also increased both the use of systems integrators to provide professional services for our customers and the amount of training we provided these systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 82.3% to $28.5 million for the nine months ended April 1, 2000 from $15.6 million for the nine months ended April 3, 1999. Gross profit as a percentage of total revenues, or gross margin, increased to 57.1% for the nine months ended April 1, 2000 from 55.4% for the nine months ended April 3, 1999. Gross margin on software licenses increased to 88.6% for the nine months ended April 1, 2000 from 84.8% for the nine months ended April 3, 1999 due to a decrease in the relative proportion of software we licensed from third parties. Gross margin from services decreased to 21.2% for the nine months ended April 1, 2000 from 23.5% for the nine months ended April 3, 1999 due to the increased use in the fiscal 2000 period of systems integrators to provide professional services and costs associated with training both new personnel in our services organization and systems integrators.

     Selling and marketing. Selling and marketing expenses increased 63.1% to $23.7 million for the nine months ended April 1, 2000 from $14.5 million for the nine months ended April 3, 1999 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 47.5% for the nine months ended April 1, 2000 from 51.6% for the nine months ended April 3, 1999 primarily due to increased productivity of our sales organization and a larger revenues base.

     Research and development. Research and development expenses increased 28.2% to $5.5 million for the nine months ended April 1, 2000 from $4.3 million for the nine months ended April 3, 1999 due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues decreased to 11.1% for the nine months ended April 1, 2000 from 15.3% for the nine months ended April 3, 1999 due to a larger revenues base.

     General and administrative. General and administrative expenses increased 14.9% to $3.8 million for the nine months ended April 1, 2000 from $3.3 million for the nine months ended April 3, 1999 due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 7.7% for the nine months ended April 1, 2000 from 11.8% for the nine months ended April 3, 1999 primarily due to a larger revenues base.

     Stock-based compensation. Stock-based compensation was $2.5 million and $0.4 million for the nine months ended April 1, 2000 and April 3, 1999, respectively.

     Other income (expense), net. Other income, net was $0.7 million for the nine months ended April 1, 2000 and $0.2 million for the nine months ended April 3, 1999. The increase was primarily due to higher interest income from an increase in investable cash from the receipt of the proceeds from our initial public offering and concurrent private placement.

     Income taxes. No provision for income taxes has been recorded for either the nine months ended April 1, 2000 or April 3, 1999 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

Liquidity and Capital Resources

     As of April 1, 2000, we had cash and equivalents of $151.5 million, an increase of $140.5 million from July 3, 1999. On March 6, 2000, the Company completed its initial public offering of 5,750,000 shares of common stock at $25.00 per share and a concurrent private placement of 450,000 shares of common stock at $23.25 per share. The net proceeds from these sales of common stock were approximately $142.2 million. Our working capital was $145.8 million and $7.9 million as of April 1, 2000 and as of July 3, 1999, respectively. The increase in working capital was primarily attributable to the proceeds received from our initial public offering and concurrent private placement.

     We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% and expires December 28, 2000. Borrowings under our line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% and expires on December 28, 2000. Borrowings under the working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of April 1, 2000, we had no borrowings outstanding under these lines of credit and $6.9 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of April 1, 2000.

     Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which was available for borrowing at April 1, 2000. Borrowings under this line of credit are limited to 100% of accounts receivable and bear interest at 10.25%.

     Net cash provided by continuing operations for the nine months ended April 1, 2000 was $3.5 million resulting from increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets. Net cash used by continuing operations was $6.9 million for the nine months ended April 3, 1999 due to the net loss incurred from the expansion of our operations and the increase in our accounts receivable.

     Net cash used by discontinued operations was $0.3 million and $1.1 million for the nine months ended April 1, 2000 and the nine months ended April 3, 1999, respectively, and reflects payments of the severance and legal and accounting fees incurred in connection with the sale of Adra Systems, our legacy design and manufacturing business.

     Net cash used in investing activities was $2.1 million for the nine months ended April 1, 2000 and reflects our investments in computer hardware and software, leasehold improvements and other office equipment to support our growth. Net cash provided by investing activities was $3.6 million for the nine months ended April 3, 1999 and included the $4.4 million payment of the promissory note from the sale of assets of Adra Systems, offset in part by capital expenditures. We expect that capital expenditures for the next 12 months will be approximately $3.5 million, primarily for the acquisition of data networking equipment and other computer hardware and software.

     Net cash provided by financing activities was $139.9 million for the nine months ended April 1, 2000 and reflects the proceeds from our initial public offering and concurrent private placement of $142.2. Net cash provided by financing activities was $0.1 million for the nine months ended April 3, 1999 and consisted of proceeds from stock option exercises of $0.3 million offset by $0.2 million of repayments of debt.

     We currently anticipate that the net proceeds from the initial public offering and the concurrent private placement, together with our current cash and equivalents and available credit facilities, will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing eMatrix products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Year 2000 Disclosure Statement

     We have executed a plan designed to make the Company's products, information technology systems and equipment Year 2000 ready. To date, the Company has experienced no significant problems in our products, business interruptions or material adverse effects from the Year 2000 issue. However, we could still experience material unanticipated problems and costs caused by undetected errors or defects from the Year 2000 issue. We cannot guarantee that our Year 2000 readiness plan has been successfully implemented, and actual results could still differ materially from our plan.

Cautionary Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report or Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline.

     Our Future Success Is Uncertain Because We Have Significantly Changed Our Business

     We commercially shipped the first version of our business collaboration software in November 1993, released our first Internet business collaboration software product in March 1997 and released the current version of our eMatrix product line in March 2000. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our eMatrix suite of products. To date, our customers have used our eMatrix suite of products primarily for linking geographically dispersed departments and divisions within their organizations. Our strategy is to add new customers and have our current customers expand their use of our eMatrix product line. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, sale and marketing of our eMatrix line of products, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

     We May Not Achieve Anticipated Revenues if Market Acceptance of Our eMatrix Line of Software Products Is Not Forthcoming

     We believe that revenues from licenses of our eMatrix suite of products, together with revenues from related professional services and training, maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our eMatrix line of products, including our integration products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our eMatrix line of products does not achieve widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our eMatrix line of products, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our integration products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

     The Market for Our eMatrix Software Products Is Newly Emerging and Demand for Business Collaboration Software May Not Evolve and Could Decline

     The market for Internet business collaboration software is newly emerging. We cannot be certain that this market will continue to develop and grow or that companies will choose to use our eMatrix products rather than attempting to develop alternative platforms and applications internally or through other sources. If we fail to establish a significant base of customer references, our ability to market and license our eMatrix product suite successfully may be reduced. Companies that have already invested substantial resources in other methods of sharing information during the design, manufacturing and supply process may be reluctant to adopt new technology or infrastructures that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the uses and benefits of our eMatrix product line. Therefore, demand for and market acceptance of our software products is subject to a high level of uncertainty.

     We Have a History of Losses, Expect to Incur Substantial Losses in the Future and May Not Achieve or Maintain Profitability

     We have incurred substantial net losses from continuing operations in each of the past five fiscal years and for the nine months ended April 1, 2000. We incurred net losses from continuing operations of approximately $6.4 million for the nine months ended April 1, 2000, $7.7 million for fiscal 1999, $10.9 million for fiscal 1998 and $3.7 million for fiscal 1997. As of April 1, 2000, we had an accumulated deficit of approximately $38.8 million. We expect to substantially increase our selling and marketing and research and development expenses, and as a result, we anticipate incurring significant net losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to become profitable within the time frame expected by investors or to sustain profitability may adversely affect the market price of our common stock.

     If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

     We have historically been unable to run our operations by cash generated from our business operations and have financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund the rapid expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

     Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Securities Analysts or Investors, Our Stock Price Could Decline

     Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenues shortfall in a particular quarter would have an adverse effect on our operating results for that quarter.

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

     . changes in demand for our eMatrix products and services, including seasonal differences;

     .  changes in the mix of our software licensing and services;

     . variability in the mix of professional services performed by us and systems integrators;

     . the amount of training we provide to systems integrators and other business partners related to our eMatrix product line and its implementation;

     . the level of royalty payments on licensed, third-party software and our integration products and applications; and

     . our ability to accurately estimate costs associated with fixed-price professional services projects.

     For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. If a shortfall in revenues occurs, the market price of our common stock may decline significantly.

     Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in Revenues

     Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our eMatrix line of Internet business collaboration software as a significant and strategic decision. As a result, customers generally evaluate our software products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to nine months based on the customer's need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The license of our software products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the customer places an order with us. Customers may also initially purchase a limited number of server and user licenses before expanding their implementations. Larger customers may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

     We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

     Although we license our eMatrix software products to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. One customer accounted for approximately 14.2% of our revenues for the three months ended April 1, 2000, and one other customer represented approximately 13.4% of our revenues for the three months ended April 3, 1999. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our eMatrix product suite throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

     We Will Not Succeed Unless We Can Compete in Our Markets

     The markets in which we offer our eMatrix line of software products and services are intensely competitive and rapidly changing. Furthermore, we expect competition to intensify given the newly emerging nature of the market for Internet business collaboration software and consolidation in the software industry in general. We will not succeed if we cannot compete effectively in these markets. Competitors vary in size and in the scope and breadth of the products and services they offer. Many of our actual or potential competitors have significant advantages over us, including, without limitation:

     .  larger and more established selling and marketing capabilities;

     . significantly greater financial and engineering personnel and other resources;

     .  greater name recognition and a larger installed base of customers; and

     . well-established relationships with our existing and potential customers, systems integrators, complementary technology vendors and other business partners.

     As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Accordingly, we may not be able to maintain or expand our revenues if competition increases and we are unable to respond effectively.

     As competition in the business collaboration software market intensifies, new solutions will come to market. Our competitors may bundle their products in a manner that may discourage users from purchasing our eMatrix products. Also, current and potential competitors may establish cooperative relationships among themselves or with third parties. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business and operating results.

     If We Are Not Successful in Developing New Products and Services that Keep Pace with Technology, Our Operating Results Will Suffer

     The market for our eMatrix product line is new and emerging, and is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to:

     . develop, in a timely manner, new software products and services that keep pace with developments in technology;

     .  meet evolving customer requirements; and

     . enhance our current product and service offerings and deliver those products and services through appropriate distribution channels.

     We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our eMatrix line of software products or new products which respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products, our operating results will suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business could be materially harmed.

     If Our Existing Customers Do Not License Additional Software Products From Us, We May Not Achieve Growth in Our Revenues

     Our customers' initial implementations of our eMatrix line of software products often include a limited number of server and user licenses. Customers may subsequently add server and user licenses as they expand the implementations of our products throughout their enterprises or add software applications designed for specific functions. Therefore, it is important that our customers are satisfied with their initial product implementations. If we do not increase licenses to existing customers, we may not be able to achieve anticipated growth in our revenues.

     Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators and Complementary Technology Vendors

     We pursue business alliances with systems integrators and complementary technology vendors to endorse our eMatrix line of software products, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license our eMatrix products to our partners' installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our eMatrix line of products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have stronger relationships with these systems integrators and complementary technology vendors who, as a result, may be more likely to recommend our competitors' products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators and complementary technology vendors and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators and complementary technology vendors, which could significantly harm our operating results.

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 32.3% and 40.4% of our revenues for the three and nine months ended April 1, 2000, respectively, and 26.1% of our revenues in fiscal 1999. Export sales from North America accounted for approximately 22.8% and 11.9% of our revenues for the three and nine months ended April 1, 2000, respectively, and 6.3% of our revenues in fiscal 1999. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia. Our ability to penetrate Asian markets may be impaired by resource constraints and the ability to hire qualified personnel in Asian countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

     . difficulties relating to the management and administration of a globally-dispersed business;

     . longer sales cycles associated with educating foreign customers on the benefits of our products and services;

     . difficulties in providing customer support for our products in multiple time zones;

     .  currency fluctuations and exchange rates;

     .  limitations on repatriation of earnings of our foreign operations;

     .  the burdens of complying with a wide variety of foreign laws;

     . reductions in business activity during the summer months in Europe and certain other parts of the world;

     .  multiple and possibly overlapping tax structures;

     .  language barriers;

     .  the need to consider numerous international product characteristics;

     .  different accounting practices;

     .  changes in import/export duties, quotas and controls;

     .  complex and inflexible employment laws;

     .  economic or political instability in some international markets; and

     .  conflicting international business practices.

     We believe that expansion of our international operations will be necessary for our future success. Therefore, a key aspect of our strategy is to continue to expand our presence in foreign markets. We may not succeed in our efforts to enter new international markets and expand our international operations. If we fail to do so, we may not be able to achieve anticipated growth in our revenues. This international expansion may be more difficult or time-consuming than we anticipate. It is also costly to establish international facilities and operations and promote our eMatrix products internationally. Thus, if revenues from international activities do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer.

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into our eMatrix product suite, including database technology from Oracle, Common Object Request Broker Architecture technology, or CORBA, from IONA Technologies, and security and encryption technology software from RSA Security. We also license from third parties our eMatrix integration products and applications. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our eMatrix software products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation.

     If Systems Integrators Are Not Available or Fail to Perform Adequately, Our Customers May Suffer Implementation Delays and a Lower Quality of Customer Service, and We May Incur Increased Expenses

     Systems integrators often are retained by our customers to implement our eMatrix line of software products. If experienced systems integrators are not available to implement our eMatrix products, we will be required to provide these services internally, and we may not have sufficient resources to meet our customers' implementation needs on a timely basis. Use of our professional services personnel to implement our eMatrix product line would also increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. If these systems integrators do not perform to the satisfaction of our customers, our customers could become dissatisfied with our products, which could adversely affect our business and operating results.

     We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels

     We will need to significantly expand our direct and indirect global sales operations in order to increase market awareness and acceptance of our eMatrix line of products and generate increased revenues. We market and license our products directly through our sales organization and indirectly through our global partner and distributor network. Our ability to increase our global direct sales organization will depend on our ability to recruit, train and retain sales personnel with advanced sales skills and technical knowledge. Competition for qualified sales personnel is intense in our industry. In addition, it may take up to nine months for a new sales person to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired sales personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, we may have difficulty licensing our eMatrix software products, and we may experience a shortfall in anticipated revenues.

     In addition, we believe that our future success is dependent upon expansion of our indirect global distribution channel, which consists of our relationships with a variety of systems integrators, complementary technology vendors and distributors. We cannot be certain that we will be able to maintain our current relationships or establish relationships with additional distribution partners on a timely basis, or at all. Our distribution partners may not devote adequate resources to promoting or selling our eMatrix line of products and may not be successful. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts. Any failure to expand our indirect global distribution channel or increase the productivity of this distribution channel could result in lower than anticipated revenues.

     We Currently Perform Many Professional Services Projects on a Fixed-Price Basis, Which Could Cause a Decline in Our Gross Margins

     We currently perform many professional services projects on a fixed-price basis. Prior to performing professional services, we estimate the amount of work involved for a particular project. We may from time to time underestimate the amount of time or resources required to complete these projects. If we do not correctly estimate the amount of time or resources required for these projects, our gross margins could decline.

     Our Rapid Growth Is Placing a Significant Strain on Our Resources, and Our Business Will Suffer if We Fail to Manage Our Growth Properly

     We have rapidly expanded our revenues and operations over the past five years, which has placed a significant strain on our resources. We have substantially increased, and plan to further increase, both the number of our employees and the geographic scope of our operations. In addition, we have hired several of our key executives in the last two years. Our management team has had limited experience managing a rapidly growing company. We expect our anticipated growth will further strain our management, operational and financial resources. Moreover, our ability to successfully offer our eMatrix line of software products and services and implement our business strategy in a new and rapidly evolving market requires effective planning and management. To accommodate our growth, we must:

     . improve existing and implement new management, information, operational and financial systems, procedures and controls;

     . hire, train, manage, retain and motivate qualified personnel; and

     . effectively manage relationships with our customers, suppliers and other business partners.

     We may not be able to install and implement additional management, information, operational and financial systems, procedures and controls in an efficient and timely manner to support our future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, if we continue to grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of, or any disruption in the transition to, new or enhanced systems, procedures or controls could adversely affect our ability to accurately forecast sales demand, manage our partner relationships, and record and report financial and management information on a timely and accurate basis. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower pace. Furthermore, our operating costs may escalate faster than planned, which would negatively impact our operating results.

     We Depend on Our Key Personnel to Manage Our Business Effectively, and if We Are Unable to Retain Key Personnel, Our Ability to Compete Could Be Harmed

     Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers and other key engineering, sales, marketing and support personnel who have critical industry or customer experience and relationships. None of our key personnel, other than Johannes T.J. Ruigrok, our Vice President of Sales, Europe, Middle East and Africa, is bound by an employment agreement. We do not have key-man life insurance on any of our employees. The loss of the technical knowledge and management and industry expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could materially and adversely affect our operating results. In addition, our future performance depends upon our ability to attract and retain highly qualified sales, engineering, marketing, services and managerial personnel, and there is intense competition for such personnel. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

     Future Acquisitions May Negatively Affect Our Ongoing Business Operations and Our Operating Results

     We may expand our operations or market presence by acquiring or investing in complementary businesses, products or technologies that complement our business, increase our market coverage, enhance our technical capabilities or otherwise offer opportunities for growth. These transactions create risks such as:

     . difficulty assimilating the operations, technology, products and personnel we acquire;

     .  disruption of our ongoing business;

     .  diversion of management's attention from other business concerns;

     . one-time charges and expenses associated with amortization of goodwill and other purchased intangible assets; and

     .  potential dilution to our stockholders.

     Our inability to address these risks could negatively impact our operating results. Moreover, any future acquisitions, even if successfully completed, may not generate any additional revenues or provide any benefit to our business.

     Our Products May Contain Defects that Could Harm Our Reputation, Be Costly to Correct, Delay Revenues and Expose Us to Litigation

     Despite testing by us, our partners and our customers, errors may be found in our products after commencement of commercial shipments. We and our customers have from time to time discovered errors in our software products. In the future, there may be additional errors and defects in our software. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in loss of or delay in market acceptance of our products and damage to our reputation and our ability to convince commercial users of the benefits of our products. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Since our products are used by customers for mission-critical applications, errors, defects or other performance problems could also result in financial or other damages to our customers, who could assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such provisions may not be effective or enforceable under the laws of certain jurisdictions. In addition, our insurance policies may not adequately limit our exposure with respect to such claims. A product liability claim, even if unsuccessful, would be costly and time-consuming to defend and could harm our business.

Risks Related to Legal Uncertainty

     Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

     Currently, we rely on a combination of trademarks, copyrights and common law safeguards including trade secret protection. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and have other trademark and patent applications pending. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

     We Could Incur Substantial Costs Defending Our Intellectual Property from Claims of Infringement

     The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. We may be subject to future litigation based on claims that our products infringe the intellectual property rights of others or that our own intellectual property rights are invalid. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. Claims of infringement could require us to reengineer or rename our products or seek to obtain licenses from third parties in order to continue offering our products. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. Even if successfully defended, claims of infringement could also result in significant expense to us and the diversion of our management and technical resources.

     We May Be Adversely Impacted by the Year 2000 Problem

     We continue to believe that all versions of our eMatrix line of products after Version 6.0.3, including the versions of our products that we currently ship, when configured and used in accordance with the related documentation, are Year 2000 compliant, but that prior versions of our software are not Year 2000 compliant. We have notified our customers that versions of our software prior to Version 6.0.4 are not Year 2000 compliant and encouraged them to upgrade to the latest version. We have not been informed of any Year 2000 related problems, there is, however, still a small number of our customers using a non-Year 2000 compliant version of our software products. While we believe that third-party software incorporated in the current versions of our products is Year 2000 compliant, we have not been able to obtain assurances from all our vendors. Despite testing by us, our products may contain still as yet undetected errors or defects associated with Year 2000 date compliance. Errors or defects in our products caused by Year 2000 issues could result in delays or loss of revenues, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability to our customers, any of which could significantly and negatively impact our operating results. We have conducted a review of and have tested our internal information technology and other systems and software to identify functions that need correction to be Year 2000 compliant. However, if our testing has been incomplete or faulty, or our corrective actions are unsuccessful in the future, we may encounter material unanticipated Year 2000 problems with our business operations. Any material interruption in our business caused by Year 2000 problems could materially and adversely affect our operating results. Additionally, future, unanticipated Year 2000 problems may affect us by causing disruptions in the business operations of, or delaying technology purchases by, companies with whom we do business, such as customers and suppliers.

Item 3:   Qualitative and Quantitative Disclosures About Market Risk

     We have international offices in Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands. At April 1, 2000, approximately 9.4% of our total assets were located at our international subsidiaries. In addition approximately 32.3% and 27.7% of our revenues and 22.1% and 22.5% of our expenses for the three months ended April 1, 2000 and April 3, 1999, respectively, were from our international operations, and approximately 40.4% and 26.0% of our revenues and 23.9% and 20.3% of our expenses for the nine months ended April 1, 2000 and April 3, 1999, respectively, were from our international operations. These subsidiaries transact business in local currency or the Euro. Therefore, we are exposed to foreign currency exchange risks. We enter into foreign currency forward exchange contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign, primarily European and Asian, currencies held until such receivables are collected and payables are disbursed. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date which approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts resulting from changes in the spot exchange rate are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Contract amounts in excess of the carrying value of our foreign currency denominated accounts receivable or payable balances are marked to market, with changes in market value recorded in earnings as foreign exchange gains or losses.

     We do not enter into or hold derivatives for trading or speculative purposes and contract only with highly rated financial institutions. At April 1, 2000, we had four forward foreign exchange contracts denominated in Japanese yen. The outstanding forward contracts as of April 1, 2000 are presented in the table below. The table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates. Notional exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Table of Forward Contracts:

                              Notional                           Notational
Functional Currency            Amount          Maturity Date    Exchange Rate
-------------------            ------          -------------    -------------
Japanese yen                  $626,954           04/28/00           105.20
Japanese yen                   122,100           04/28/00           104.55
Japanese yen                   911,985           07/31/00           103.66
Japanese yen                   177,283           08/31/00           103.21


     We plan to use foreign exchange forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase.

     Our interest income is sensitive to changes in the general level of interest rates in the United States, and to a lesser extent, interest rates in Europe and Japan, particularly since the majority of our investments are in short-term instruments. We deposit our cash in highly rated financial institutions in North America, Europe and Japan and invest in diversified U.S. money market investments, United States Treasury and Agency Securities, and Commercial Paper of United States Corporations with remaining maturities of less than 90 days. Due to the short-term nature of our investments, we believe that we have minimal market risk.

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

     On October 4, 1999, SofTech, Inc. commenced a lawsuit against us in Middlesex Superior Court alleging fraud, unfair and deceptive trade practices, and breach of contract in connection with the sale of assets of Adra Systems to SofTech in 1998. SofTech claimed $2,730,000 in damages resulting from our allegedly improper recording of Adra Systems' second and third quarter fiscal 1998 income, unspecified contract damages, and treble damages resulting from our alleged unfair and deceptive acts. On April 27, 2000, the Court granted our motion to dismiss the litigation on the grounds that the parties' contract required the dispute to be arbitrated. In light of the Court's ruling, SofTech may appeal the Court's ruling or commence an arbitration against us raising the same or similar claims. We intend to defend any such appeal or arbitration vigorously.

     We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2:  Changes in Securities and Use of Proceeds

     On February 1, 2000, the Company issued a warrant to GE Capital Equity Investments, Inc. ("GE Capital") to purchase 200,000 shares of common stock, exercisable following the Company's initial public offering for an 18-month term, at an exercise price equal to $31.25 per share (125% of the initial public offering price). On March 2, 2000, the Company sold to GE Capital, in a private placement concurrent with the Company's initial public offering, 450,000 shares of common stock at $23.25 per share, a price equal to the initial public offering price less underwriters' discounts and commissions. No underwriters were involved, and therefore no underwriting discounts or commissions were paid, in connection with the privately placed common stock and warrant, which sales were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The proceeds from this private placement were approximately $10.4 million.

     On February 29, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File Number 333-92731), relating to the initial public offering of the Company's common stock, $.01 par value. The managing underwriters in the initial public offering were Goldman, Sachs & Co., Dain Rauscher Wessels (a division of Dain Rauscher Incorporated), U.S. Bancorp Piper Jaffray and Wit SoundView. The offering was completed on March 6, 2000 and all 5,750,000 shares covered by the Registration Statement, which includes the exercise of the underwriters' over allotment option of 750,000 shares, were sold by the Company at $25.00 per share. The proceeds from the initial public offering were approximately $131.8 million, after deducting the underwriters' discounts and commissions and estimated offering expenses payable by us of approximately $12.0 million.

     We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. We have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Except for the payment of the offering expenses, we have not used any of the proceeds from the initial public offering or concurrent private placement.

Item 6:  Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit Number

              27.1 Financial Data Schedule.

          (b) Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the three months ended April 1, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRIXONE, INC.

Dated:  May 10, 2000            By: /s/ Maurice L. Castonguay
                                -----------------------------
                                Maurice L. Castonguay

                                Chief Financial Officer,
                                Vice President of Finance
                                and Administration and
                                Treasurer (principal
                                financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

  27.1                   Financial Data Schedule