Form 10-K
period 2000-07-01
MATRIXONE INC
filed 2000-09-22
CIK 786998

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended July 1, 2000

                       Commission File Number 000-29309
                         ----------------------------

                                MATRIXONE, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                   02-0372301
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              Two Executive Drive
                        Chelmsford, Massachusetts 01824
         (Address, including zip code, of principal executive offices)

                                (978) 322-2000
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant To Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                               (Title of class)
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 8, 2000, there were 42,599,296 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on September 8, 2000) was approximately $1,040,753,981.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2000 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended July 1, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                MATRIXONE, INC.
                          ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JULY 1, 2000

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I
      Item 1:    Business............................................................................   1
      Item 2:    Properties..........................................................................   9
      Item 3:    Legal Proceedings...................................................................  10
      Item 4:    Submission of Matters to a Vote of Security Holders.................................  10

PART II

      Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters...............  10
      Item 6:    Selected Financial Data.............................................................  11
      Item 7:    Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.......................................................................  13
      Item 7A:   Quantitative and Qualitative Disclosures About Market Risk..........................  32
      Item 8:    Financial Statements and Supplementary Data.........................................  33
      Item 9:    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure................................................................  55

PART III

      Item 10:   Directors and Executive Officers of the Registrant..................................  55
      Item 11:   Executive Compensation..............................................................  55
      Item 12:   Security Ownership of Certain Beneficial Owners and Management......................  55
      Item 13:   Certain Relationships and Related Transactions......................................  55

PART IV

      Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  55
      Signatures.....................................................................................  58

PART I

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. MatrixOne, Inc. makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as "may," "will," "should," "could," "future," "estimates," "predicts," "potential," "believes," "anticipates," "plans," "expects," "intends," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed below in Item 7 under "Cautionary Statements."

ITEM 1:  BUSINESS

General

     MatrixOne, Inc. is a provider of Internet business collaboration software, which with the release of eMatrix 9, the latest version of our core software, we now refer to as "Intelligent Collaborative Commerce(TM) solutions". Our eMatrix suite of products serves as an Internet platform facilitating collaboration among different departments and geographic locations of global organizations. Our eMatrix software products also serve as a backbone for an enterprise to collaborate through the Internet with its customers, suppliers and other business partners. Enterprises use our eMatrix product line to integrate different business processes and facilitate the exchange of information, ideas and knowledge among parties collaborating on business activities, such as conceptual planning for new products, product design, design for manufacturability, plant resource utilization, new product introduction and customer service and support. This collaboration allows our customers to quickly and cost-effectively bring the right products and services to market.

     Our eMatrix line of software products is based on an Internet architecture utilizing open-standards and XML technology. This architecture allows our platform to be highly scalable and to integrate with existing information systems and software applications, thereby enabling our customers to continue to use and build upon their information technology infrastructure investments. Our eMatrix line of products contain dynamic access control and other security features, can be rapidly implemented and facilitates the use of other best-of-breed software applications. In addition, the dynamic business modeling capabilities of our eMatrix product suite provide our customers the flexibility to constantly adapt to a changing business environment by reconfiguring their systems with minimal programming.

     We offer a variety of services that complement our eMatrix product suite. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers' planning, design, manufacturing, sales and service practices. We also provide training, maintenance and customer support services to continuously enhance the value of our eMatrix products to our customers. In addition, we have an extensive global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers also perform their own implementation and integration or use their preferred systems integrators.

     We incorporated in Delaware under the name Adra Systems, Inc. in July 1983. In October 1997, we changed our name to MatrixOne, Inc., and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our Internet suite of products. Our principal executive offices are located at Two Executive Drive, Chelmsford, Massachusetts 01824, and our telephone number is (978) 322-2000. Our Internet address is www.matrixone.com. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Principal Products

     Our eMatrix Intelligent Collaborative Commerce(TM) solution allows companies and electronic marketplaces and their partners and customers to securely integrate business processes over the Internet and modify processes and relationships to respond to changing business requirements.

     Our eMatrix solution allows companies and electronic marketplaces to:

     . adapt in real-time to changes in business requirements, which enables them to formulate new supply chains to respond to customer demands, integrate acquisitions or expedite product development;

     . proactively deliver information to create smarter business processes, which enables them to instantly inform partners of new product requirements;

     . use multi-layered security to extend collaborative business processes over the Internet, so proprietary information and intellectual property can be shared among value-chains using "need-to-know" access control; and

     .   integrate new technologies without disrupting business operations.

     Our eMatrix product line consists of a collaboration server, a suite of applications, development tools and integration products for business collaboration. Our customers typically acquire one or more server licenses depending on the number of users and their geographic locations. Our customers separately purchase applications, development tools and integration products that simplify everyday business activities and connect their existing applications to the eMatrix collaboration server. We charge our customers on a concurrent user basis for our server and applications and on a per server or per user basis for integration products.

     eMatrix Collaboration Server

     Our collaboration server enables users to define, store, secure, change, find and replicate content and processes. It combines several elements: Web front-end, business modeler, XML capabilities, collaboration services and a system manager.

     The Web front-end enables users to view and use an organization's content and processes with minimal training using Microsoft Internet Explorer, Netscape Communicator or other commercially available Web browsers, as well as hand-held devices using Wireless Application Protocols (WAP). The business modeler allows business managers to create models of their business processes using a point-and-click visual interface. These models provide a representation of the customer's business information and associated business rules. The business modeler is dynamic, which permits real-time changes to the model without impacting day-to-day user activities or incurring costly system interruptions. The collaboration services add value to an organization's enterprise data by applying process capabilities to it such as event triggers, access rights, revision control, lifecycle management, workflow, security, vaulting and e-mail, cell phone and pager notification. Through Java Server Pages (JSP) capabilities, Web pages can be dynamically created to include content from our eMatrix solution or any connected external sources to develop dynamic applications. XML exchange enables customers to store, query, import and export their business model, objects and files as XML messages. XML exchange enables companies to compare business models and allows queries to the database that are easily parsed and structured. XML exchange also allows XML messages to be mapped to messages. The system manager, which speeds implementation and minimizes maintenance time, provides for the administration of global storage and database resources. The system manager provides a point-and-click visual interface for managing database and file servers and their replication when necessary.

The eMatrix collaboration server works with popular Web servers from Netscape, Microsoft, IBM, BEA and other leading software providers.

     eMatrix Applications

     We provide a broad set of applications that automate common business activities. They are focused on collaborative interactions with customers, suppliers and employees of the enterprise. The applications plug directly into the eMatrix collaboration server and can be easily tailored, thereby allowing our customers to accelerate implementation times and minimize development costs.

     eMatrix Development Tools

     Our eMatrix Application Development Kit provides the tools and documentation for our customers and systems integrators to create their own collaborative Internet applications. We also offer an eMatrix Application Library, which is a collection of widely used eMatrix application components developed by our services organization. We continuously add new components to this library, and we distribute this library quarterly to provide eMatrix customers and systems integrators the benefit of our latest implemented solutions.

     eMatrix Integration Products

     Our eMatrix integration products facilitate the exchange of information between our eMatrix products and other software applications and allow our customers to use their existing information technology infrastructures to access, control and reuse information stored in enterprise applications. In order to accelerate the market acceptance of our platform, we jointly developed with third parties that had particular application or domain expertise the majority of our integration products. Following the development of these integration products, our partners generally assume responsibility for their maintenance and support in exchange for a royalty.

     In addition to our integration products, we provide tools for our customers and business partners to create their own integrations to access information contained in their proprietary or commercial off-the-shelf software applications. For example, the eMatrix Adaplet Development Kit provides the tools and documentation for the creation of object adaptors used for enterprise application integration. Our integration products allow our customers to extend the value of their existing information technology infrastructures and applications and are designed to easily link with future applications.

Product Technology and Architecture

     Our eMatrix product suite is based on an Internet architecture utilizing open standards and XML technology and is enhanced by our patent-pending technology for information integration and accelerated content delivery. An enterprise can choose from a variety of popular Web server architectures to deploy their solution with no change to their business logic and can base their solution on any mix of distributed software architectures, including Enterprise Java Beans (EJB), Remote Method Invocation (RMI) and Common Object Request Broker Architecture (CORBA). Our eMatrix products also offer XML capabilities that allow companies to exchange messages and content with collaborating partners or industry exchanges. Messages can comply with the evolving standard vocabularies such as RosettaNet, cXml or BizTalk or those independently defined. The result is a scalable, flexible system that virtually eliminates the need for complex custom software through lengthy in-house development, thereby resulting in a low cost of ownership. The software consists of an Internet platform, tailorable business process applications, reusable business process components, integrations to third-party software and development tools.

     At the center of our architecture is the eMatrix server, which runs on Microsoft NT or UNIX operating systems. The server is the intermediary between the eMatrix Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. Mobile users can be connected to the server through Wireless Application Protocol (WAP). The server is compliant with hyper-text transport protocol (HTTP) and secure HTTP, providing the business model and XML representations to HTML, Java and Wireless Markup Language (WML) applications.

     The Web user interfaces are Java-and HTML-based applications that can run on Microsoft Internet Explorer, Netscape Communicator and other commercially available Web browsers as well as other WAP-based devices. There are also Windows and UNIX versions of our products for users who prefer to run the applications on their desktop computers, rather than a Web browser interface. We support numerous operating systems including Windows 95, Windows 98, Windows 2000, Windows NT, Digital UNIX, Hewlett Packard HP-UX, IBM AIX, SGI Irix and Sun Solaris. We follow the Microsoft standards for Windows 95, 98 and 2000 and the Internet standards for Java running with Microsoft Internet Explorer and Netscape Communicator.

     The storage layer includes support for multiple Oracle database servers and multiple file servers using standard file transfer protocols. We also provide an enterprise application integration capability that can exchange data with virtually any Web, legacy or incumbent application.

     We provide simultaneous support for multiple languages within the business model, which means that users of our eMatrix products can work in different languages at the same time. We typically distribute our products in a single global release. Our products support Chinese, English, French, German, Italian, Japanese, Korean, Spanish and Swedish, and we intend to provide localization for additional languages as required.

     We have entered into various platform alliances to ensure our products are based on open industry standards and to enable us to take advantage of current and emerging technologies. We are marketing partners with Oracle and Compaq, Hewlett-Packard, IBM, Silicon Graphics and Sun Microsystems. To promote the development, definition, adoption, implementation and growth of open standards, we work with several industry standards organizations, such as the World Wide Web Consortium, also known as W3C, Object Management Group, also known as OMG, RosettaNet, and the National Institute of Standards and Technology, also known as NIST, and a variety of industry-specific standards organizations.

Services

     We offer professional services, training, maintenance and customer support directly through our own services organization and indirectly through our third-party network. Our services organization is committed to ensuring that our customers successfully utilize our eMatrix products. We believe we have a high customer satisfaction level as a result of a combination of our unique software implementation methodology, our large, global partner network, and our professional services, training, maintenance and customer support programs. These programs are available globally and are designed to enable the rapid implementation of our eMatrix line of products so our customers receive the benefits from their investment quickly. Our services are also designed to make our software easy to use and maintain, thus lowering ongoing costs to our customers. In fiscal 2000, we increased our services organization from 86 to 139 employees, and we provide our various services in over 30 locations worldwide.

     Professional Services

     Customers may choose to implement our eMatrix suite of products with support from our professional services personnel or systems integrators or by themselves. Although implementation times vary with the scope of applications, the number of users and the number of geographic locations involved, specific applications can be implemented in as little as two weeks.

     We offer implementation of our eMatrix products through our services organization on either a time and materials or a fixed-price basis. We provide for the transfer of the skills and knowledge necessary to allow our customers to assume responsibility for ongoing support and extensions of their implementations of our software products.

     We also offer a wide range of other professional services, including the development of customized user interfaces for our customers, and their suppliers, customers and other business partners. Our services organization consists of experienced professionals, many of whom have come from our customers' industries, which helps us to provide strong domain experience. We also have personnel with strong backgrounds and skills in business process re-engineering, data conversion, application integration, system architecture and project management.

     Training

     We offer product training and education services to our customers and partners at three different training centers in North America, at our offices throughout Europe and at our customers' sites around the globe. These services include business modeling, system administration, eMatrix customization, end-user training and customized computer-based training.

     Maintenance and Customer Support

     We offer maintenance and support services to our customers, partners and systems integrators over the Internet or by telephone. Our toll-free telephone support is provided in multiple languages and is staffed by senior technical support personnel. Customers receiving support over the Internet have access to a full range of customer support services, including online problem solving, technical tips, answers to frequently asked questions, and information about recently released and upcoming versions of our software. We provide our customers with personalized Web pages where they can access specific status reports, exchange information, register online for training and access an advanced knowledge base. Customers can also download new versions of our software over the Internet.

Customers

     We target large-to-medium size companies throughout the world in growth industries. As of July 1, 2000, we had over 400 customers located in over 40 countries using our eMatrix line of business collaboration software products. Our installed base of customers represents numerous industries, including aerospace/defense, automotive, communications, consumer products, high technology, machinery and medical equipment. No one customer accounted for more than 10% of our revenues for fiscal 2000, 1999 or 1998.

Foreign Operations

     We have international offices in Austria, Canada, England, France, Germany, Italy, Japan, and The Netherlands. At July 1, 2000 and July 3, 1999, approximately 14.4% and 27.4%, respectively, of our total assets were located at our international subsidiaries and approximately 39.2%, 26.1% and 26.1% of our revenues and 25.8%, 21.5% and 17.2% of our expenses for fiscal 2000, 1999 and 1998, respectively, were from our operations outside North America. Export sales from North America accounted for approximately 9.8% and 4.2% of our revenues in fiscal 2000 and 1999, respectively. See Note 10 of Notes to Consolidated Financial Statements.

Research and Development

     We pursue research and development through our internal engineering organization, third-party alliances and collaborative development efforts with our customers. Our internal research and development organization is divided into two product line groups, platform and application engineering, with common support groups. The focus of these two product line groups is to broaden the global appeal of our eMatrix products by improving our products' performance and scalability, expanding the use of XML technology for data representation and collaboration, adding application services, increasing our distribution and replication alternatives and extending our strong Internet security capabilities. The platform engineering group is responsible for the development of Internet infrastructure products, such as our servers, dynamic business modeling engine, database caching and application integration. This group researches and develops advanced architectures and technologies and closely follows industry developments and standards related to e-Business, the Internet, operating systems and software technologies. The application engineering group is responsible for the development of Internet applications for our customers. This group works closely with our sales, services and product management organizations and uses the application expertise, domain experience and resources of our customers and partners to develop and sell applications. Quality engineering, release engineering and documentation groups support both of our product line groups and a contract offshore engineering group in India provides additional engineering resources.

     We maximize our research and development efforts by working closely with our customers and business partners to develop software applications and integration products. We jointly develop software applications with our customers, and typically retain the right to generalize the application for use with other customers. A critical focus of our research and development alliances is to increase the number and scope of customer-facing, supplier-facing and industry-specific applications. We have also established relationships with third parties to develop the majority of our integration products pursuant to which we typically pay the third party a royalty in connection with the license of the integration products by our customers. These relationships allowed us to increase the number of integration products we offer to customers. We market, sell and support our application and integration products through our direct sales organizations, alliance partners and distributors around the globe. We are also working with our customers, systems integrators and complementary technology vendors to extend our integration products to supply chain management, customer relationship management, component supplier management and additional product data management applications. Our research and development expenses were $8.6 million, $5.8 million and $7.2 million for fiscal 2000, 1999 and 1998, respectively. We expect to significantly increase our internal research and development efforts as well as our third-party research and development based on alliances.

Selling and Marketing

     We market and sell our eMatrix line of products through our direct sales organization, distributors and other business alliances. As of July 1, 2000, our direct sales organization consisted of 137 sales and marketing employees in over 30 locations around the world. We have 22 sales offices in greater metropolitan areas of North America, 10 in Europe and one in Asia/Pacific. Our European, Middle East and Africa, or EMEA, sales organization is headquartered in Amsterdam with other offices in Birmingham, Cologne, Hamburg, London, Milan, Munich, Paris, Salzburg and Stuttgart. Our Japanese headquarters is located in Tokyo. We plan to significantly expand our direct sales organization and to establish additional domestic and international sales offices.

     Our sales process requires that we work closely with targeted customers to identify short-term technical needs and long-term goals. Our sales team, which includes both sales and technical professionals, works with the customer to develop a proposal to address these needs. Our sales process often commences with a rapid proof of concept or customer demonstration. Our sales cycle for our eMatrix products ranges from one to nine months based on the customer's need to rapidly implement a solution and whether the customer is new or is extending its existing implementation.

     Most sales of our eMatrix line of products in North America are made by our direct sales organization. In EMEA and Asia/Pacific we market, sell and service our products through our direct sales force and our network of approximately 20 international distributors.

     Our marketing personnel assist in generating new sales opportunities by creating various marketing programs, updating our web site and hosting or sponsoring various events. We conduct joint seminars with key partners and participate in a number of partner-sponsored trade shows and industry events. We also provide speakers from our company and our customers to represent us in a number of industry forums. We communicate regularly with our installed base via newsletters and host a yearly customer conference. Our public relations plan is designed to convey our messages to appropriate audiences and we reinforce this through our ongoing communications with a number of key industry analysts and press representatives.

Alliances

     The principal goals of our alliances are to accelerate the global market acceptance of our eMatrix suite of products, extend our global resources and help our customers realize the benefits of our products quickly. Our alliance partners are primarily systems integrators and complementary technology vendors. Our alliances have resulted in opportunities to license our eMatrix line of products to new industries, locations and customers. We seek to provide our customers a total software and services solution that results in benefits to our customers, us and our business partners.

     Systems Integrators

     We have established strategic relationships with a number of leading systems integrators including Cap Gemini Ernst & Young, Fujitsu, Gedas, KPMG and Nippon Steel. On a global basis, we have alliances with over 30 systems integrators. These systems integrators combine our eMatrix products with their existing solutions in their e-Business, c-Commerce, new product development and enterprise resource planning practices. They also provide us with new opportunities to license our eMatrix line of products to their installed customer base and have developed the eMatrix domain expertise to quickly implement our products and service our customers.

     Complementary Technology Vendors

     We intend to continue to broaden the functionality of our eMatrix line of products by integrating with best-of-breed software applications and point solutions for e-Business, collaboration, viewing, product content, manufacturing, project scheduling, project costing, component reuse, enterprise resource planning and other technologies. We intend to continue to establish additional relationships with enterprise software companies to use our eMatrix product suite to further enhance their software solution. We work closely with Oracle, IONA Technologies, RSA Security and others to incorporate their core technology into our eMatrix software product line.

Competition

     The market for software that enables Internet business collaboration is new, intensely competitive, highly fragmented and changing rapidly. We compete against different companies depending on the geographic region and the size of the potential customer. We currently compete against:

     .   in-house development efforts by potential customers;

     . emerging companies focused on enterprise application integration and e-Business;

     .   vendors that focus on local markets; and

     . vendors of engineering information management software such as Agile Software, Dassault Systems, Parametric Technology and Structural Dynamics Research Corporation.

     We expect that competition will increase as a result of increased usage of the Internet and software industry consolidation. Providers of enterprise class software such as SAP and Oracle may seek to extend the functionality of their products. Moreover, a number of enterprise software companies have announced acquisitions of providers of point solutions to expand their product lines. Our competitors may also bundle their products in a manner that may discourage users from purchasing our eMatrix suite of products. Current and potential competitors may establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us.

     We believe that our ability to compete depends on many factors, both within and beyond our control, including, without limitation:

     . the performance, functionality, scalability and flexibility of our eMatrix suite of products;

     . the timing and market acceptance of new products and product enhancements to the eMatrix suite of products;

     .   the effectiveness of our selling and marketing efforts; and

     .   the quality and performance of our services.

     Although we believe that we currently compete favorably as to each of these factors, we expect competition to persist and intensify and the market in which we compete is rapidly changing. In addition, new competitors could emerge and rapidly capture market share. Increased competition from existing or potential competitors could result in reductions in price and revenues, reduced margins, loss of customers and loss of market share, any one of which would negatively impact our operating results.

Intellectual Property and Other Proprietary Rights

     Our success and ability to compete are dependent upon our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our continued success will also depend in part upon our ability to share our proprietary rights with our partners. Generally, when we develop applications or software in conjunction with our customers or third parties, we retain non-exclusive rights to the code that is created. Currently, we rely on a combination of copyright, trademark and trade secret laws, as well as non-disclosure agreements with our employees, customers, partners, consultants and systems integrators to protect our proprietary rights. In the future, we also intend to rely on patents to protect our proprietary rights. We license our software pursuant to non-exclusive license agreements that impose restrictions on customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by executing confidentiality agreements with anyone having access to our proprietary information and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

     We have three patent applications pending in the United States and have filed two corresponding patent application internationally. It is possible that no United States or foreign patents will issue from these applications. We also pursue registration of some of our trademarks in the United States and have various trademark applications pending. Registered trademarks may not issue from these applications or may be contested.

     Despite our efforts to protect our intellectual property and proprietary rights, existing laws afford only limited protection. We operate throughout the world and the protection available for our intellectual property may not be available to the same extent protection is available in the United States or at all. Others may be able to develop technologies that are superior or similar to our technology. Attempts may be made to reverse engineer our products or to obtain and use information that we regard as proprietary. Our customers, partners, suppliers, and former employees may disclose our proprietary information to parties that may use that information to compete against us. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult. Expensive litigation may be necessary in the future to enforce our intellectual property rights.

     We utilize technology provided from third parties that is integrated into our products. These technologies may infringe another party's proprietary rights. We attempt to obtain product infringement indemnification protection in contracts when we integrate third-party products and technology into our products. It is also possible that third parties will claim that we have infringed their proprietary rights. We expect that software providers will increasingly be subject to infringement claims as the number of products in different industry segments increase and overlap. Any resulting claim or litigation, even if successfully defended, could result in substantial costs and diversion of resources and management time and could have a material negative effect on our operating results.

Employees

     As of July 1, 2000, we had a total of 366 employees. Of the total employees, 55 were in product development, engineering or systems engineering, 137 in sales and marketing, 139 in services and 35 in operational, financial, and administrative functions.

     Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2:  PROPERTIES

     Our headquarters is located in a 50,000 square foot facility in Chelmsford, Massachusetts, occupied under an office leases expiring through August 2004. We lease office space in 15 states throughout the United States. We also lease office space in Ontario and Quebec, Canada, Austria, England, France, Germany, Italy, Japan and The Netherlands, under leases with terms expiring at various times through July 2006. We believe that additional space will be required as our business expands and will be available as required on acceptable terms.

ITEM 3:  LEGAL PROCEEDINGS

     On August 10, 2000, SofTech, Inc. commenced an arbitration against us before the American Arbitration Association in Boston, Massachusetts alleging fraud, unfair and deceptive trade practices, and breach of contract in connection with the sale of assets of Adra Systems to SofTech in 1998. SofTech has claimed damages of between $1.0 and $5.0 million. We intend to vigorously defend each claim asserted in the arbitration demand.

     We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended July 1, 2000, through the solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "MONE" and public trading commenced on March 1, 2000. Prior to that time, there was no public market for the Company's common stock. The price range per share reflected in the table below is the high and low bid information for our common stock as reported by Nasdaq for the periods indicated.

                                                                                       High             Low
                                                                                       ----             ---
     Year ended July 1, 2000:
         Third quarter (from March 1, 2000)...................................       $84.438           $30.250
         Fourth quarter.......................................................       $45.188           $12.750

     On September 8, 2000, there were approximately 555 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. On September 8, 2000, the last reported sale price per share of our common stock on the Nasdaq National Market was $39.25.

     On March 6, 2000, we issued and sold 450,000 shares of our common stock to G.E. Capital Equity Investments, Inc. at a price of $23.25 per share. These shares of common stock were not registered under the Securities Act and no underwriters were involved. This sale was made in reliance upon the exemption from the registration provisions of the Securities Act provided by Sections 2(3) and 4(2) thereof for transactions not involving a public offering. These shares are deemed restricted securities for the purposes of the Securities Act.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Our credit facility currently prohibits the payment of cash dividends on our capital stock.

ITEM 6:  SELECTED FINANCIAL DATA

     You should read the data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998 and the consolidated balance sheet data as of July 1, 2000 and July 3, 1999 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 28, 1997 and June 29, 1996 and the consolidated balance sheet data as of June 27, 1998, June 28, 1997 and June 29, 1996 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our Internet suite of products. The financial results of this divested business are reflected in our consolidated financial statements as discontinued operations.

     The shares used in computing pro forma basic and diluted net income (loss) per share give effect to the conversion of all outstanding shares of our convertible preferred stock into shares of common stock, as if the conversion had occurred on the original date of issuance.

                                                                                   Year Ended
                                                           ----------------------------------------------------------
                                                            July 1,     July 3,      June 27,    June 28,    June 29,
                                                             2000        1999         1998        1997         1996
                                                           ---------   ---------   ---------   ----------   ---------
                                                                     (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
   Software license....................................     $ 40,977    $21,851     $ 11,836     $  8,450     $ 4,420
   Service.............................................       33,734     19,495        9,343        3,825       1,710
                                                          ----------  ---------   ----------   ----------  ----------
      Total revenues...................................       74,711     41,346       21,179       12,275       6,130
                                                          ----------  ---------   ----------   ----------  ----------
Cost of revenues:
   Software license....................................        4,424      3,323        1,237          725         359
   Service.............................................       26,383     14,467        6,591        3,081       2,163
                                                          ----------  ---------   ----------   ----------  ----------
      Total cost of revenues...........................       30,807     17,790        7,828        3,806       2,522
                                                          ----------  ---------   ----------   ----------  ----------
      Gross profit.....................................       43,904     23,556       13,351        8,469       3,608
                                                          ----------  ---------   ----------   ----------  ----------
Operating expenses:
   Selling and marketing...............................       35,765     20,611       15,369        6,883       4,944
   Research and development............................        8,553      5,792        7,242        4,267       4,953
   General and administrative..........................        5,487      4,479        3,592        1,723         346
   Stock-based compensation............................        3,593        622           --           --          --
                                                          ----------  ---------   ----------   ----------  ----------
      Total operating expenses.........................       53,398     31,504       26,203       12,873      10,243
                                                          ----------  ---------   ----------   ----------  ----------
Loss from operations...................................       (9,494)    (7,948)     (12,852)      (4,404)     (6,635)
Other income (expense), net............................        3,041        244           48         (140)         --
Benefit from income taxes..............................           --         --        1,928          875          --
                                                          ----------  ---------   ----------   ----------  ----------
Net loss from continuing operations....................       (6,453)    (7,704)     (10,876)      (3,669)     (6,635)
Net income (loss) from discontinued operations.........           --         --        8,684        1,777        (319)
                                                          ----------  ---------   ----------   ----------  ----------
Net loss...............................................     $ (6,453)   $(7,704)    $ (2,192)    $ (1,892)    $(6,954)
                                                          ==========  =========   ==========   ==========  ==========

Basic and diluted net income (loss) per share:
   Continuing operations...............................     $  (0.36)   $ (1.74)    $  (2.88)    $  (0.98)    $ (1.84)
   Discontinued operations.............................           --         --         2.30         0.47       (0.09)
                                                          ----------  ---------   ----------   ----------  ----------
   Net loss............................................     $  (0.36)   $ (1.74)    $  (0.58)    $  (0.51)    $ (1.93)
                                                          ==========  =========   ==========    =========   =========
   Shares used in computation..........................       17,966      4,428        3,777        3,729       3,606
                                                          ==========  =========   ==========   ==========  ==========

Pro forma basic and diluted net income (loss) per share:
   Continuing operations...............................     $  (0.18)   $  (0.28)   $  (0.43)    $  (0.19)    $ (0.35)
   Discontinued operations.............................           --         --         0.34         0.09       (0.02)
                                                          ----------  ---------   ----------   ----------  ----------
   Net loss............................................     $  (0.18)   $  (0.28)   $  (0.09)    $  (0.10)    $ (0.37)
                                                            ========    ========    ========     ========    ========
   Shares used in computation..........................       35,686      27,970      25,050       18,998      18,874
                                                          ==========   =========   =========    ==========  ==========

                                                                                     As of
                                                           ----------------------------------------------------------
                                                            July 1,     July 3,    June 27,     June 28,     June 29,
                                                             2000        1999        1998         1997        1996
                                                           ---------   ---------   ---------   ----------   ---------
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents...................................     $153,455    $ 11,036    $  8,123     $    897     $ 1,089
Working capital (deficit)..............................      146,012       7,892       8,826         (848)        210
Total assets of continuing operations..................      184,417      29,887      22,912        8,478       6,329
Long-term debt, net of current portion.................           --          --          --          248         302
Redeemable convertible preferred stock.................           --      17,015      11,015           --          --
Total stockholders' equity (deficit)...................      151,593      (6,042)        843        3,072       4,998

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, those set forth under "Cautionary Statements" and elsewhere in this Annual Report on Form 10-K.

Overview

     We are a provider of Internet business collaboration software, which with the release of eMatrix 9, the latest version of our core software, we now refer to as "Intelligent Collaborative Commerce(TM) solutions". Our eMatrix suite of products serves as an Internet platform facilitating collaboration among different departments and geographic locations of global organizations. Our eMatrix software products also serve as a backbone for an enterprise to collaborate through the Internet with its customers, suppliers and other business partners. Enterprises use our eMatrix product line to integrate different business processes and facilitate the exchange of information, ideas and knowledge among parties collaborating on business activities, such as conceptual planning for new products, product design, design for manufacturability, plant resource utilization, new product introduction and customer service and support. This collaboration allows our customers to quickly and cost-effectively bring the right products and services to market.

     We generate revenues from licensing our eMatrix software products and providing professional services, training and maintenance and customer support services through our offices in the United States, Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and size of transactions. We expect revenues by geographic region to continue to fluctuate each period, and we expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations. No single customer has accounted for more than 10% of our annual revenues in any of the last three fiscal years.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As a result, we have incurred net losses from continuing operations in each of the past three years. As of July 1, 2000, we had an accumulated deficit of approximately $38.8 million. We anticipate that our operating expenses will substantially increase in future periods and may exceed projected increases in revenues. We expect to expand our selling and marketing and services organizations, develop new distribution channels for our products and services, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we may incur significant net losses in the future.

     MatrixOne was incorporated in July 1983 as Adra Systems, Inc. In October 1997, we changed our name to MatrixOne, Inc., and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our Internet business collaboration suite of products. The financial results of this divested business are reflected in our consolidated financial statements as discontinued operations.

Results of Operations

     The following table sets forth consolidated statement of operations data expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                                  Year Ended
                                                                  ------------------------------------------
                                                                   July 1,         July 3,       June 27,
                                                                     2000           1999           1998
                                                                  -----------    ------------   ------------
Revenues:
   Software license............................................           54.8%          52.8%          55.9%
   Service.....................................................           45.2           47.2           44.1
                                                                  ------------   ------------   ------------
      Total revenues...........................................          100.0          100.0          100.0
                                                                  ------------   ------------   ------------
Cost of revenues:
   Software license............................................            5.9            8.0            5.8
   Service.....................................................           35.3           35.0           31.1
                                                                  ------------   ------------   ------------
      Total cost of revenues...................................           41.2           43.0           36.9
                                                                  ------------   ------------   ------------
Gross profit...................................................           58.8           57.0           63.1
                                                                  ------------   ------------   ------------
Operating expenses:
   Selling and marketing.......................................           47.9           49.9           72.6
   Research and development....................................           11.4           14.0           34.2
   General and administrative..................................            7.3           10.8           17.0
   Stock-based compensation....................................            4.8            1.5            --
                                                                  ------------   ------------   ------------
      Total operating expenses.................................           71.4           76.2          123.8
                                                                  ------------   ------------   ------------
Loss from operations...........................................          (12.6)         (19.2)         (60.7)
Other income, net..............................................            4.0            0.6            0.2
Benefit from income taxes......................................            --             --             9.1
                                                                  ------------   ------------   ------------
Net loss from continuing operations............................           (8.6)         (18.6)         (51.4)
Net income from discontinued operations........................            --             --            41.1
                                                                  ------------   ------------   ------------
Net loss.......................................................           (8.6)%        (18.6)%        (10.3)%
                                                                  ============   ============   ============

Comparison of Fiscal Years Ended July 1, 2000 and July 3, 1999

     Software license revenues. We derive our software license revenues principally from the licensing of our eMatrix suite of products, including software applications and integration products developed jointly with third parties, and, to a lesser extent, from providing Oracle database licenses. We recognize revenues from software licensing upon shipment or distribution over the Internet to a customer.

     Software license revenues increased 87.5% to $41.0 million for fiscal 2000 from $21.9 million for fiscal 1999. The increase was primarily due to increased software licensing in Europe, North America and Japan of $9.5 million, $5.5 million and $4.1 million, respectively. The increase in software license revenues in Europe was primarily due to an increase in software licensed to new customers by our subsidiaries in Germany, France, The Netherlands and the United Kingdom and software licensed by our newly formed subsidiaries in Italy and Austria. The increase in North America software license revenues was primarily due to software licensed to new customers and additional software licensed to existing customers. Our subsidiary in Japan was formed in late fiscal 1999 and recorded its first license revenues in fiscal 2000.

     Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support. Our professional services, which include implementation and consulting services, are provided on a time and materials or on a fixed-price basis. We recognize professional service revenues as the services are performed, on percentage-of-completion basis, or upon customer acceptance. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. We recognize revenues from training services as the services are provided. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Revenues from maintenance contracts are recognized over the term of the contract on a straight-line basis. Revenues from maintenance and support services contracts are expected to increase in absolute dollars and as a percentage of service revenues due to the expansion of our customer base and increases in software licenses.

     Service revenues increased 73.0% to $33.7 million for fiscal 2000 from $19.5 million for fiscal 1999. The increase was primarily due to a 67.7% increase in professional services revenues and a 101.9% increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 26.1% and 22.3% of service revenues for fiscal 2000 and 1999, respectively.

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

     Cost of software licenses increased 33.1% to $4.4 million for fiscal 2000 from $3.3 million for fiscal 1999. The increase in cost of software licenses was primarily due to an increase in the licensing of third-party software.

     Cost of services. Cost of services includes salaries and related expenses for services personnel and costs of contracting with systems integrators to provide consulting services. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project, which are recorded as a reduction in cost of services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive systems integrators used for professional services projects.

     Cost of services increased 82.4% to $26.4 million for fiscal 2000 from $14.5 million for fiscal 1999 primarily due to increased personnel costs to support the growth in our professional services organization. We also increased both the use of systems integrators to provide consulting services for our customers and the amount of training we provided these systems integrators in an effort to increase the number of systems integrators with relevant eMatrix expertise.

     Gross profit. Gross profit increased 86.4% to $43.9 million for fiscal 2000 from $23.6 million for fiscal 1999. Gross profit as a percentage of total revenues, or gross margin, increased to 58.8% for fiscal 2000 from 57.0% for fiscal 1999. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than services revenues. Gross margin on software licenses increased to 89.2% for fiscal 2000 from 84.8% for fiscal 1999 due to a decrease in the relative proportion of software we licensed from third parties. Gross margin on services decreased to 21.8% for fiscal 2000 from 25.8% for fiscal 1999 due to the increased use in the fiscal 2000 period of systems integrators to provide consulting services and increased costs associated with training both new personnel in our services organization and systems integrators.

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

     Selling and marketing expenses increased 73.5% to $35.8 million for fiscal 2000 from $20.6 million for fiscal 1999 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 47.9% for fiscal 2000 from 49.9% for fiscal 1999 primarily due to increased productivity of our sales organization and a larger revenues base.

     Research and development. Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred, because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel, and the use of third parties to develop specific software applications and integration products.

     Research and development expenses increased 47.7% to $8.6 million for fiscal 2000 from $5.8 million for fiscal 1999 due to increased personnel costs related to the expansion of our research and development organization and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues decreased to 11.4% for fiscal 2000 from 14.0% for fiscal 1999 due to a larger revenues base.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses.

     General and administrative expenses increased 22.5% to $5.5 million for fiscal 2000 from $4.5 million for fiscal 1999 due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 7.3% for fiscal 2000 from 10.8% for fiscal 1999 primarily due to a larger revenues base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $3.6 million and $0.6 million for fiscal 2000 and 1999, respectively. We expect to record stock-based compensation of $4.2 million, $4.2 million, $3.6 million and $0.7 million in fiscal 2001, 2002, 2003 and 2004, respectively, relating to certain stock option grants during fiscal 2000 and 1999.

     Other income (expense), net. Other income (expense), net fluctuates based on the amount of cash available for investment, borrowings under our line of credit, interest expense related to our term loan and realized and unrealized gains and losses on foreign currency transactions. Other income, net increased $2.8 million to $3.0 million for fiscal 2000 from $0.2 million for fiscal 1999. The increase was due to a $2.8 million increase in interest income from higher levels of cash available for investment, as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement.

     Income taxes. No provision for income taxes has been recorded for either fiscal 2000 or 1999 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits, which were $14.5 million in the aggregate at July 1, 2000.

Comparison of Fiscal Years Ended July 3, 1999, and June 27, 1998

     Software license revenues. Software license revenues increased 84.6% to $21.9 million for fiscal 1999 from $11.8 million for fiscal 1998. Software license revenues in North America increased 79.6% to $16.3 million for fiscal 1999 from $9.1 million in 1998. The increase in North American software license revenues is primarily due to software licensed to several new customers and additional software licensed to existing customers, as a result of increased market acceptance of our products. International software license revenues increased 101.1% to $5.6 million for fiscal 1999 from $2.8 million in fiscal 1998. The increase in international software license revenues is due to 134.1% growth in software licensed by our German subsidiary and software licensed by our newly formed subsidiaries in the United Kingdom and The Netherlands.

     Service revenues. Service revenues increased 108.7% to $19.5 million in fiscal 1999 from $9.3 million in fiscal 1998. The increase was primarily due to an 85.9% increase in professional services revenues in fiscal 1999 relating to consulting services and a 170.0% increase in maintenance revenues in fiscal 1999 for new and renewed maintenance contracts. Maintenance revenues represented 22.3% and 17.3% of service revenues in fiscal 1999 and 1998, respectively.

     Cost of software licenses. Cost of software licenses increased 168.6% to $3.3 million in fiscal 1999 from $1.2 million in fiscal 1998. The increase in cost of software licenses in fiscal 1999 was primarily due to a 277.8% increase in aggregate royalties from increased licensing of third-party software. We began licensing a significant amount of Oracle and third-party integration software during fiscal 1999.

     Cost of services. Cost of services increased 119.5% to $14.5 million in fiscal 1999 from $6.6 million in fiscal 1998. The increase in cost of services was primarily due to increased personnel costs to support the growth in our services organization. We also increased both the use of systems integrators to provide consulting services for our customers and the amount of training we provide these systems integrators in an effort to increase the number of systems integrators with relevant eMatrix expertise.

     Gross profit. Gross profit increased 76.4% to $23.6 million in fiscal 1999 from $13.4 million in fiscal 1998. Gross margin was 57.0% and 63.1% in fiscal 1999 and 1998, respectively. The decrease in gross margin was primarily attributable to lower margin service revenues growing faster than software license revenues. Gross margin on software licenses was 84.8% and 89.5% in fiscal 1999 and 1998, respectively. The decrease in gross margin on software licenses was due to an increase in the relative proportion of software licensed from third parties. Gross margin on services decreased to 25.8% in fiscal 1999 from 29.5% in fiscal 1998 due to our increased use of systems integrators to provide consulting services to our customers.

     Selling and marketing. Selling and marketing expenses increased 34.1% to $20.6 million in fiscal 1999 from $15.4 million in fiscal 1998. The increase in selling and marketing expenses was primarily due to increased personnel costs relating to the growth in our worldwide sales organization and higher commission expense related to the growth in our revenues. Selling and marketing expenses as a percentage of total revenues decreased to 49.9% in fiscal 1999 from 72.6% in fiscal 1998 due primarily to a larger revenues base.

     Research and development. Research and development expenses decreased 20.0% to $5.8 million in fiscal 1999 from $7.2 million in fiscal 1998. Research and development expenses as a percentage of total revenues decreased to 14.0% in fiscal 1999 from 34.2% in fiscal 1998. The decrease was primarily due to our replacement of outside domestic contractors with our internal engineering organization, the increased use of partners to more efficiently develop applications and integration products and the replacement of some third-party contractors with a contract research and development group in India in fiscal 1999.

     General and administrative. General and administrative expenses increased 24.7% to $4.5 million in fiscal 1999 from $3.6 million in fiscal 1998. The increase in general and administrative expenses was primarily due to increases in personnel costs to support the growth in our business and additional provisions for accounts receivable. General and administrative expenses as a percentage of total revenues decreased to 10.8% in fiscal 1999 from 17.0% in fiscal 1998 due primarily to a larger revenues base.

     Stock-based compensation. Stock-based compensation was $0.6 million for fiscal 1999.

     Other income (expense), net. Other income, net increased to $0.2 million in fiscal 1999 from $48,000 in fiscal 1998 due to higher cash balances available for investment and related interest income.

     Discontinued operations. During fiscal 1998, we decided to focus our business on our eMatrix suite of software products and services. On May 7, 1998, we sold substantially all of the net assets of our legacy design and manufacturing software business, Adra Systems, to SofTech, Inc. The purchase price consisted of $7.0 million of cash, a $4.4 million promissory note that was paid in full in July 1998, and contingent payments of up to $2.2 million based on SofTech's revenues after the acquisition. SofTech has notified us that no contingent payments were due. We recorded a $6.7 million gain on the sale of the net assets of Adra Systems, comprised of the cash and promissory note proceeds of $11.4 million less estimated transaction costs of $2.3 million, income taxes of $1.5 million and net assets sold of $0.9 million. The transaction costs consisted principally of investment banking, legal and accounting fees and bonus and severance arrangements with some employees. During fiscal 1999, revenues from Adra Systems were approximately $12.4 million for the period through May 7, 1998. At July 1, 2000 and July 3, 1999, accrued transaction costs relating to the sale of the net assets of Adra Systems, included in accrued expenses, were $0.6 million and $1.0 million, respectively.

     Income taxes. No provision for income taxes was recorded in fiscal 1999 or 1998 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits, which were $9.9 million in the aggregate at July 3, 1999.

Liquidity and Capital Resources

     We have primarily financed our operations through the sale of convertible preferred stock and common stock, borrowings under our lines of credit, cash generated from our legacy design and manufacturing business, Adra Systems, and the cash proceeds from the sale of Adra Systems in fiscal 1998.

     As of July 1, 2000, we had cash and equivalents of $153.5 million, an increase of $142.4 million from July 3, 1999. On March 6, 2000, we completed our initial public offering of 5,750,000 shares of common stock at a purchase price of $25.00 per share and a concurrent private placement of 450,000 shares of common stock at a purchase price of $23.25 per share. The net proceeds from these sales of our common stock were approximately $142.2 million. Our working capital was $146.0 million and $7.9 million as of July 1, 2000 and July 3, 1999, respectively. The increase in working capital was primarily attributable to the net proceeds received from our initial public offering and concurrent private placement.

     We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% and expires December 28, 2000. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% and expires on December 28, 2000. Borrowings under this working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of July 1, 2000, we had no borrowings outstanding under these lines of credit and $6.0 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of July 1, 2000.

     Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which was available for borrowing at July 1, 2000. Borrowings under this line of credit are limited to 100% of accounts receivable of the German subsidiary and bear interest at 10.25%.

     Net cash provided by continuing operations for fiscal 2000 was $6.8 million resulting from an increase in deferred revenues, accrued expenses and accounts payable offset by our net loss from continuing operations and increases in accounts receivable and prepaid expenses and other current assets. Net cash used in continuing operations was $8.3 million in fiscal 1999 due to the net loss incurred from the expansion of our operations and the increase in our accounts receivable.

     Net cash used in discontinued operations was $0.3 million and $1.1 million for fiscal 2000 and 1999, respectively, and reflects payments of the severance and legal and accounting fees incurred in connection with the sale of our legacy design and manufacturing business.

     Net cash used in investing activities was $3.7 million for fiscal 2000 and reflects our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment. Net cash provided by investing activities was $3.1 million in fiscal 1999 and included a $4.4 million payment of a promissory note from the sale of assets of Adra Systems, offset in part by capital expenditures. We expect that capital expenditures for the next 12 months will be approximately $4.5 million, primarily for the acquisition of computer hardware, computer software and other technology, leasehold improvements and office equipment.

     Net cash provided by financing activities was $140.0 million for fiscal 2000 and reflects the net proceeds received from our initial public offering and concurrent private placement of approximately $142.2 million and the repayments of our lines of credit. Net cash provided by financing activities was $9.2 million in fiscal 1999 and consisted of the sale of $6.0 million of redeemable convertible preferred stock and $3.1 million of net borrowings from our lines of credit.

     We currently anticipate that our cash and equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing eMatrix products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Income Taxes

     As of July 1, 2000, we had net operating loss carryforwards in the U.S. of $20.3 million and research and development tax credit carryforwards in the U.S. of $0.7 million. These net operating loss and tax credit carryforwards will begin to expire at various dates beginning in fiscal 2001, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis could be limited as a result of an ownership change as defined by Section 382 of the Internal Revenue Code. We have completed several financings and believe that we have incurred ownership changes, which we do not believe will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

     As of July 1, 2000, we also had net operating loss carryforwards in various countries in which our subsidiaries operate aggregating $11.7 million. Certain of these net operating loss carryforwards begin to expire in fiscal 2002.

     Because of the uncertainty regarding our ability to use our U.S. and foreign net operating loss and tax credit carryforwards, we have provided a full valuation allowance on these and all other deferred tax assets.

Year 2000 Readiness Disclosure Statement

     We executed a plan designed to make our products, information technology systems and equipment Year 2000 compliant. To date, we have experienced no significant problems in our products, business interruptions or material adverse effects from the Year 2000 issue. However, we could still experience material unanticipated problems and costs caused by undetected errors or defects from the Year 2000 issue. We cannot guarantee that our Year 2000 readiness plan has been successfully implemented, and our actual results could still differ materially from our plan.

Conversion to the Euro

     We have arranged for the necessary modifications of our internal information technology and other systems to accommodate Euro-denominated transactions. Our European subsidiaries currently process Euro-denominated transactions. In addition, our products support the Euro currency symbol. We are also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. Based on the foregoing, we do not believe the Euro will have a significant effect on our business, financial position, cash flows or results of operations. We will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, will be effective for our financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require us to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. We do not expect the adoption of SFAS No. 133 to have a material impact on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. We will adopt the provisions of SAB 101 for all transactions during fiscal 2002. We are currently evaluating the impact of SAB 101 on our financial statements and related disclosures, but we do not expect that any impact will be material.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of employees for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect that the adoption of FIN 44 will have a material effect on our results of operations or financial position.

Cautionary Statements

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in any forward-looking statements, as a result of certain factors, including without limitation, those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be carefully considered in evaluating MatrixOne and its business.

                          Risks Related to Our Business

     Our Future Success Is Uncertain Because We Have Significantly Changed Our Business

     We commercially shipped the first version of our business collaboration software in November 1993, released our first Internet business collaboration software product in March 1997 and released the current version of our eMatrix product line in September 2000. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our eMatrix suite of products. To date, our customers have used our eMatrix suite of products primarily for linking geographically dispersed departments and divisions within their organizations. Our strategy is to add new customers and have our current customers expand their use of our eMatrix product line. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, sale and marketing of our eMatrix line of products, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

     We May Not Achieve Anticipated Revenues if Market Acceptance of Our eMatrix Line of Software Products Is Not Forthcoming

     We believe that revenues from licenses of our eMatrix suite of products, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our eMatrix line of products, including our integration products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our eMatrix line of products does not achieve widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our eMatrix line of products, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our integration products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

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

     We Have a History of Losses, May Incur Losses in the Future and May Not Achieve or Maintain Profitability

     We have incurred substantial net losses from continuing operations in each of the past three fiscal years. We incurred net losses from continuing operations of approximately $6.5 million, $7.7 million and $10.9 million for fiscal 2000, 1999 and 1998, respectively. As of July 1, 2000, we had an accumulated deficit of approximately $38.8 million. We expect to substantially increase our selling and marketing and research and development expenses, and as a result, we may incur net losses in future periods. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to become profitable within the time frame expected by investors or to sustain profitability may adversely affect the market price of our common stock.

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

     Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Securities Analysts or Investors, Our Stock Price Could Decline

     Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenues shortfall in a particular quarter would have an adverse effect on our operating results for that quarter.

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

     We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our eMatrix line of software products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products, our operating results will suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business could be materially harmed.

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

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 39.2%, 26.1% and 26.1% of our revenues in fiscal 2000, 1999 and 1998, respectively. Export sales from North America accounted for approximately 9.8% and 4.2% of our revenues in fiscal 2000 and 1999, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia. Our ability to penetrate Asian markets may be impaired by resource constraints and the ability to hire qualified personnel in Asian countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into our eMatrix product suite, including database technology from Oracle, CORBA from IONA Technologies, and security and encryption technology software from RSA Security. We also license from third parties our eMatrix integration products and applications. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our eMatrix software products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation.

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

     We Currently Perform Some Consulting Projects on a Fixed-Price Basis, Which Could Cause a Decline in Our Gross Margins

     We currently perform some consulting projects on a fixed-price basis. Prior to performing a consulting project, we estimate the amount of work involved. We may from time to time underestimate the amount of time or resources required. If we do not correctly estimate the amount of time or resources required, our gross margins could decline.

     Our Rapid Growth Is Placing a Significant Strain on Our Resources, and Our Business Will Suffer if We Fail to Manage Our Growth Properly

     We have rapidly expanded our revenues and operations over the past five years, which has placed a significant strain on our resources. We have substantially increased, and plan to further increase, both the number of our employees and the geographic scope of our operations. In addition, we have hired several of our key executives in the last several years. Our management team has had limited experience managing a rapidly growing company. We expect our anticipated growth will further strain our management, operational and financial resources. Moreover, our ability to successfully offer our eMatrix line of software products and services and implement our business strategy in a new and rapidly evolving market requires effective planning and management. To accommodate our growth, we must:

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

     We Depend on Our Key Personnel to Manage Our Business Effectively, and if We Are Unable to Retain Key Personnel, Our Ability to Compete Could Be Harmed

     Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers and other key engineering, sales, marketing and support personnel who have critical industry or customer experience and relationships. None of our key personnel, other than Johannes T.J. Ruigrok, our Senior Vice President of Worldwide Sales and Marketing, is bound by an employment agreement. We do not have key-man life insurance on any of our employees. The loss of the technical knowledge and management and industry expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could materially and adversely affect our operating results. In addition, our future performance depends upon our ability to attract and retain highly qualified sales, engineering, marketing, services and managerial personnel, and there is intense competition for such personnel. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

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

     We May Be Adversely Impacted by the Year 2000 Problem

     We continue to believe that all versions of our eMatrix line of products after Version 6.0.3, including the versions of our products that we currently ship, when configured and used in accordance with the related documentation, are Year 2000 compliant, but that prior versions of our software are not Year 2000 compliant. We have notified our customers that versions of our software prior to Version 6.0.4 are not Year 2000 compliant and encouraged them to upgrade to the latest version. We have not been informed of any Year 2000 related problems. There is, however, still a small number of our customers' using a non-Year 2000 compliant version of our software products. While we believe that third-party software incorporated in the current versions of our products is Year 2000 compliant, we have not been able to obtain assurances from all our vendors. Despite testing by us, our products may contain still as yet undetected errors or defects associated with Year 2000 date compliance. Errors or defects in our products caused by Year 2000 issues could result in delays or loss of revenues, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability to our customers, any of which could significantly and negatively impact our operating results.

                        Risks Related to Our Common Stock

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. In fiscal 2000, our stock price has fluctuated between a low of $12.750 per share and a high of $84.438 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as:

     .   variations in our quarterly operating results;

     . changes in financial estimates and recommendations by securities analysts;

     .   changes in market valuations of Internet-related companies;

     . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     . loss of a major customer or failure to complete significant business transactions;

     .   additions or departures of key personnel;

     .   sales of common stock or other securities by us in the future; and

     .   news relating to trends in our markets.

     In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme volatility. This volatility has often been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

     Our Business May be Adversely Affected by Securities Class Action Litigation Due to Our Stock Price Volatility

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business, which could have a material adverse effect on our business and operating results.

     Our Executive Officers, Directors and Major Stockholders Have Significant Control, Which May Lead to Conflicts with Other Stockholders over Corporate Governance Matters

     Executive officers, directors and holders of 5% or more of our outstanding common stock own, in the aggregate, approximately 37.8% of our outstanding common stock. These stockholders are able to significantly influence all matters requiring approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

     Anti-Takeover Provisions in Our Organizational Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

     Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions may also prevent changes in our management. These provisions include, without limitation:

     .   authorizing the issuance of undesignated preferred stock;

     . providing for a classified board of directors with staggered, three-year terms;

     . requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     .   limiting the persons who may call special meetings of stockholders;

     .   prohibiting stockholder action by written consent; and

     . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     Certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

     Future Sales by Existing Stockholders Could Depress the Market Price of Our Common Stock

     Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the threat that substantial sales might occur, could cause the market price of our common stock to decrease. These factors could also make it difficult for us to raise capital by selling additional equity securities.

ITEM 7A:  Qualitative and Quantitative Disclosures About Market Risk

     We have international offices in Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands. At July 1, 2000 and July 3, 1999, approximately 14.4% and 27.4%, respectively, of our total assets were located at our international subsidiaries and approximately 39.2%, 26.1% and 26.1% of our revenues and 25.8%, 21.5% and 17.2% of our expenses for fiscal 2000, 1999 and 1998, respectively, were from our operations outside North America. These subsidiaries transact business in local currency or the Euro, but transact business with the U.S. parent in U.S. dollars. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

     We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign currencies, primarily European and Asian, held until such receivables are collected and payables are disbursed. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These forward contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the spot exchange rate, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At July 1, 2000, we had two forward contracts denominated in Japanese yen. The outstanding forward contracts as of July 1, 2000 are presented in the table below. The table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates. Notional exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Table of Forward Contracts:

                                                                                                Notional
     Functional Currency             Maturity Date              Notional Amount              Exchange Rate
     -------------------             -------------              ---------------              -------------
        Japanese Yen                    07/31/00                $911,985                        103.66
        Japanese Yen                    08/31/00                $177,283                        103.21

     We plan to increase our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States our exposure to fluctuations in currency exchange rates could increase.

     Our interest income is sensitive to changes in the general level of U.S. interest rates, and to a lesser extent, interest rates in Europe and Japan, particularly since the majority of our investments are in short-term instruments. We deposit our cash in highly rated financial institutions in North America, Europe and Japan and invest in diversified money market investments, U.S. Treasury and Agency Securities, and Commercial Paper of U.S. Corporations with remaining maturities of less than 90 days. Due to the short-term nature of our investments, we believe that we have minimal market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and the related notes thereto of MatrixOne, Inc. and the Report of Independent Public Accountants thereon are filed as a part of this Annual Report on Form 10-K:

                                                                                                  Page
                                                                                                  ----
         Report of Independent Public Accountants...............................................   34

         Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999........................   35

         Consolidated Statements of Operations for the years ended July 1, 2000, July 3, 1999
         and June 27, 1998......................................................................   36

         Consolidated  Statements of Redeemable  Convertible Preferred Stock and
         Stockholders'  Equity  (Deficit) for the years ended July 1, 2000, July
         3, 1999 and June 27, 1998..............................................................   37

         Consolidated Statements of Cash Flows for the years ended July 1, 2000, July 3, 1999
         and June 27, 1998......................................................................   38

         Notes to Consolidated Financial Statements.............................................   39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MatrixOne, Inc.:

     We have audited the accompanying consolidated balance sheets of MatrixOne, Inc. (a Delaware corporation) as of July 1, 2000 and July 3, 1999 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MatrixOne, Inc. and its subsidiaries as of July 1, 2000 and July 3, 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Arthur Andersen LLP

Boston, Massachusetts
July 24, 2000

                                MATRIXONE, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                     July 1,         July 3,
                                                                                      2000            1999
                                                                                  ------------     ---------
                                      ASSETS
  CURRENT ASSETS:
    Cash and equivalents.......................................................   $    153,455     $   11,036
    Accounts receivable, less allowance for doubtful accounts of
    $927 and $772..............................................................         21,388         14,670
    Prepaid expenses and other current assets..................................          3,993          1,100
                                                                                  ------------     ----------
        Total current assets...................................................        178,836         26,806
  PROPERTY AND EQUIPMENT, NET..................................................          4,615          2,973
  OTHER ASSETS.................................................................            966            108
                                                                                  ------------     ----------
                                                                                  $    184,417     $   29,887
                                                                                  ============     ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES:
    Line of credit.............................................................   $        --      $    3,050
    Accounts payable...........................................................          5,921          3,968
    Accrued expenses...........................................................         16,026          7,270
    Deferred revenue...........................................................         10,877          4,626
                                                                                  ------------     ----------
        Total current liabilities..............................................         32,824         18,914
                                                                                  ------------     ----------
  REDEEMABLE CONVERTIBLE PREFERRED STOCK.......................................             --         17,015
                                                                                  ------------     ----------

  COMMITMENTS AND CONTINGENCIES (NOTE 6)

  STOCKHOLDERS' EQUITY (DEFICIT):
    Convertible preferred stock, $.01 and $1.00 par value, 5,000 and 3,552 shares authorized, 0 and 3,547 shares issued, 0 and 3,393 shares
       outstanding.............................................................             --          3,393
    Common stock, $.01 par value; 100,000 shares authorized; 41,978 and 5,004
       shares issued and outstanding...........................................            420             50
    Additional paid-in capital.................................................        205,344         26,637
    Notes receivable from stockholders.........................................           (738)          (117)
    Deferred stock-based consideration.........................................        (14,088)        (3,458)
    Accumulated deficit........................................................        (38,826)       (32,373)
    Accumulated other comprehensive loss.......................................           (519)          (174)
                                                                                  ------------     ----------
        Total stockholders' equity (deficit)...................................        151,593         (6,042)
                                                                                  ------------     ----------
                                                                                  $    184,417     $   29,887
                                                                                  ============     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                                                          Year Ended
                                                                            -------------------------------------
                                                                              July 1,       July 3,       June 27,
                                                                                2000          1999          1998
                                                                            ---------     ---------      --------
REVENUES:
   Software license........................................................   $  40,977      $ 21,851      $ 11,836
   Service.................................................................      33,734        19,495         9,343
                                                                              ---------      --------      --------
      Total revenues.......................................................      74,711        41,346        21,179
                                                                              ---------      --------      --------
COST OF REVENUES:
   Software license........................................................       4,424         3,323         1,237
   Service(1)..............................................................      26,383        14,467         6,591
                                                                              ---------      --------      --------
      Total cost of revenues...............................................      30,807        17,790         7,828
                                                                              ---------      --------      --------
      Gross profit.........................................................      43,904        23,556        13,351
                                                                              ---------      --------      --------
OPERATING EXPENSES:
   Selling and marketing(1)................................................      35,765        20,611        15,369
   Research and development(1).............................................       8,553         5,792         7,242
   General and administrative(1)...........................................       5,487         4,479         3,592
   Stock-based compensation(1).............................................       3,593           622            --
                                                                              ---------      --------      --------
      Total operating expenses.............................................      53,398        31,504        26,203
                                                                              ---------      --------      --------
      Loss from operations.................................................      (9,494)       (7,948)      (12,852)
                                                                              ---------      --------      --------
OTHER INCOME (EXPENSE):
   Interest income.........................................................       3,180           346           178
   Interest expense........................................................         (46)         (109)         (109)
   Other income (expense), net.............................................         (93)            7           (21)
                                                                              ---------      --------      --------
      Total other income (expense).........................................       3,041           244            48
                                                                              ---------      --------      --------
      Loss from continuing operations before income taxes..................      (6,453)       (7,704)      (12,804)
BENEFIT FROM INCOME TAXES                                                            --            --         1,928
                                                                              ---------      --------      --------
   Net loss from continuing operations.....................................      (6,453)       (7,704)      (10,876)
                                                                              ---------      --------      --------
DISCONTINUED OPERATIONS (NOTE 3):

   Income from discontinued operations (net of income taxes of $439
   in 1998)................................................................          --            --         1,973
   Gain on sale of discontinued operations (net of income taxes of
   $1,489 in 1998).........................................................          --            --         6,711
                                                                              ---------      --------      --------
      Net income from discontinued operations..............................          --            --         8,684
                                                                              ---------      --------      --------
NET LOSS...................................................................   $  (6,453)     $ (7,704)     $ (2,192)
                                                                              =========      ========      ========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
   Continuing operations...................................................   $   (0.36)     $  (1.74)     $  (2.88)
   Discontinued operations.................................................          --            --      $   2.30
                                                                              ---------      --------      --------
   Net loss................................................................   $   (0.36)     $  (1.74)     $  (0.58)
                                                                              ---------      --------      --------
   Shares used in computing basic and diluted net income (loss) per share..      17,966         4,428         3,777
                                                                              =========      ========      ========
PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
   Continuing operations...................................................   $   (0.18)     $  (0.28)     $  (0.43)
   Discontinued operations.................................................          --            --          0.34
                                                                              ---------      --------      --------
   Net loss................................................................   $   (0.18)     $  (0.28)     $  (0.09)
                                                                              =========      ========      ========
   Shares used in computing pro forma basic and diluted net loss
   per share...............................................................      35,686        27,970        25,050
                                                                              =========      ========      ========
---------------------------------------------------------------------------------------------------------------------
(1) The following summarizes the departmental allocation of stock-based compensation:
Cost of service revenues...................................................   $     816      $    221      $     --
Selling and marketing......................................................       1,154           234            --
Research and development...................................................         708           103            --
General and administrative.................................................         915            64            --
                                                                              ---------      --------      --------
   Total stock-based compensation..........................................   $   3,593      $    622      $     --
                                                                              =========      ========      ========

 The accompanying notes are an integral part of these consolidated financial statements.

                                 MatrixOne, Inc.

    CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)


                                                 Redeemable                Convertible
                                                Convertible                 Preferred                  Common
                                               Preferred Stock               Stock                     Stock
                                           ----------------------   ----------------------     ---------------------
                                             Number                   Number                     Number                Additional
                                               of                        of                        of                   Paid-in
                                             Shares       Amount      Shares       Amount        Shares      Amount     Capital
                                           ---------   ----------    ----------   --------     ---------    --------  -------------
BALANCE, JUNE 28, 1997....................      --     $       --         3,547   $  3,547         3,798    $     38  $      22,466
Comprehensive loss:
Foreign currency translation adjustments..      --             --            --         --            --          --             --
Net loss..................................      --             --            --         --            --          --             --
Comprehensive loss........................      --             --            --         --            --          --             --
Stock option exercises....................      --             --            --         --            18          --              6
Issuance of Series G redeemable
  convertible preferred stock, net of
  offering costs of $102..................   1,899         11,015            --         --            --          --           (102)
                                           -------     ----------    ----------   --------     ---------    --------  -------------
BALANCE, JUNE 27, 1998....................   1,899         11,015         3,547      3,547         3,816          38         22,370
Comprehensive loss:
Foreign currency translation adjustments..      --             --            --         --            --          --             --
Net loss..................................      --             --            --         --            --          --             --
Comprehensive loss........................      --             --            --         --            --          --             --
Retirement of treasury stock..............      --             --          (154)      (154)          (15)         --           (287)
Stock option exercises....................      --             --            --         --           861           9            360
Issuance of common stock in exchange for
  notes receivable.......................       --             --            --         --           342           3            114
Deferred stock-based compensation.........      --             --            --         --            --          --          4,080
Stock-based compensation..................      --             --            --         --            --          --             --
Issuance of Series H redeemable
  convertible preferred stock.............     750          6,000            --         --            --          --             --
                                           -------     ----------    ----------   --------     ---------    --------  -------------
BALANCE, JULY 3, 1999.....................   2,649         17,015         3,393      3,393         5,004          50         26,637
Comprehensive loss:
Foreign currency translation adjustments..      --             --            --         --            --          --             --
Net loss..................................      --             --            --         --            --          --             --
Comprehensive loss........................      --             --            --         --            --          --             --
Stock option exercises....................      --             --            --         --         1,767          17            841
Conversion of preferred stock into common
  stock...................................  (2,649)       (17,015)       (3,393)    (3,393)       26,763         268         20,140
Issuance of common stock, net of offering
  cost of $11,987.........................      --             --            --         --         6,200          62        142,163
Cashless exercise of warrant..............      --             --            --         --           168           2             (2)
Issuance of common stock in exchange for
  notes receivable........................      --             --            --         --         2,076          21            895
Repayment of notes receivable.............      --             --            --         --            --          --             --
Deemed fair value of warrant issued to a
  customer................................      --             --            --         --            --          --          1,788
Amortization of warrant to reduce revenues      --             --            --         --            --          --             --
Deferred stock-based compensation.........      --             --            --         --            --          --         13,574
Stock-based compensation..................      --             --            --         --            --          --             --
Reversal of stock-based compensation from
  stock option cancellations..............      --             --            --         --            --          --           (692)
                                           -------     ----------    ----------   --------     ---------    --------  -------------
BALANCE, JULY 1, 2000.....................      --     $       --            --   $     --        41,978    $    420  $     205,344
                                           =======     ==========    ==========   ========     =========    ========  =============

                                                  Treasury
                                                    Stock             Notes
                                             ------------------
                                               Number               Receivable        Deferred
                                                of                    from           Stock-Based    Accumulated      Comprehensive
                                               Shares     Cost      Stockholders    Consideration      Deficit           Loss
                                             ---------  -------    --------------  ---------------  -------------   ---------------
BALANCE, JUNE 28, 1997....................         169    $(441)   $           --  $            --  $     (22,477)
Comprehensive loss:
Foreign currency translation adjustments..          --       --                --               --             --   $            59
Net loss..................................          --       --                --               --         (2,192)           (2,192)
                                                                                                                    ---------------
Comprehensive loss........................          --       --                --               --             --   $        (2,133)
                                                                                                                    ===============
Stock option exercises....................          --       --                --               --             --
Issuance of Series G redeemable
  convertible preferred stock, net of
  offering costs of $102..................          --       --                --               --             --
                                             ---------  -------    --------------  ---------------  -------------
BALANCE, JUNE 27, 1998....................         169     (441)               --               --        (24,669)
Comprehensive loss:
Foreign currency translation adjustments..          --       --                --               --             --   $          (172)
Net loss..................................          --       --                --               --         (7,704)           (7,704)
                                                                                                                    ---------------
Comprehensive loss........................          --       --                --               --             --            (7,876)
                                                                                                                    ===============
Retirement of treasury stock..............        (169)     441                --               --             --
Stock option exercises....................          --       --                --               --             --
Issuance of common stock in exchange for
  notes receivable.......................           --       --              (117)              --             --
Deferred stock-based compensation.........          --       --                --           (4,080)            --
Stock-based compensation..................          --       --                --              622             --
Issuance of Series H redeemable
  convertible preferred stock.............          --       --                --               --             --
                                             ---------  -------    --------------  ---------------  -------------
BALANCE, JULY 3, 1999.....................          --       --              (117)          (3,458)       (32,373)
Comprehensive loss:
Foreign currency translation adjustments..          --       --                --               --             --   $          (345)
Net loss..................................          --       --                --               --         (6,453)           (6,453)
                                                                                                                    ---------------
Comprehensive loss........................          --       --                --               --             --            (6,798)
                                                                                                                    ===============
Stock option exercises....................          --       --                --               --             --
Conversion of preferred stock into common
  stock...................................          --       --                --               --             --
Issuance of common stock, net of offering
  cost of $11,987.........................          --       --                --               --             --
Cashless exercise of warrant..............          --       --                --               --             --
Issuance of common stock in exchange for
  notes receivable........................          --       --              (916)              --             --
Repayment of notes receivable.............          --       --               295               --             --
Deemed fair value of warrant issued to a
  customer................................          --       --                --           (1,788)            --
Amortization of warrant to reduce revenues          --       --                --              447             --
Deferred stock-based compensation.........          --       --                --          (13,574)            --
Stock-based compensation..................          --       --                --            3,593             --
Reversal of stock-based compensation from
  stock option cancellations..............          --       --                --              692             --
                                             ---------  -------    --------------  ---------------  -------------
BALANCE, JULY 1, 2000.....................          --  $    --    $         (738) $       (14,088) $     (38,826)
                                             =========  =======    ==============  ===============  =============

                                                Accumulated          Total
                                                  Other           Stockholders'
                                               Comprehensive         Equity
                                                Income (Loss)       (Deficit)
                                             -----------------   --------------
BALANCE, JUNE 28, 1997....................   $             (61)  $        3,072
Comprehensive loss:
Foreign currency translation adjustments..                  59               59
Net loss..................................                  --           (2,192)
Comprehensive loss........................                  --               --
Stock option exercises....................                  --                6
Issuance of Series G redeemable
  convertible preferred stock, net of
  offering costs of $102..................                  --             (102)
                                             -----------------   --------------
BALANCE, JUNE 27, 1998....................                  (2)             843
Comprehensive loss:
Foreign currency translation adjustments..                (172)            (172)
Net loss..................................                  --           (7,704)
Comprehensive loss........................                  --               --
Retirement of treasury stock..............                  --               --
Stock option exercises....................                  --              369
Issuance of common stock in exchange for
  notes receivable........................                  --               --
Deferred stock-based compensation.........                  --               --
Stock-based compensation..................                  --              622
Issuance of Series H redeemable
  convertible preferred stock.............                  --               --
                                             -----------------   --------------
BALANCE, JULY 3, 1999.....................                (174)          (6,042)
Comprehensive loss:
Foreign currency translation adjustments..                (345)            (345)
Net loss..................................                  --           (6,453)
Comprehensive loss........................                  --               --
Stock option exercises....................                  --              858
Conversion of preferred stock into common
  stock...................................                  --           17,015
Issuance of common stock, net of offering
  cost of $11,987.........................                  --          142,225
Cashless exercise of warrant..............                  --               --
Issuance of common stock in exchange for
  notes receivable........................                  --               --
Repayment of notes receivable.............                  --              295
Deemed fair value of warrant issued to a
  customer................................                  --               --
Amortization of warrant to reduce revenues                  --              447
Deferred stock-based compensation.........                  --               --
Stock-based compensation..................                  --            3,593
Reversal of stock-based compensation from
  stock option cancellations..............                  --               --
                                             -----------------   --------------
BALANCE, JULY 1, 2000.....................   $            (519)  $      151,593
                                             =================   ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           Year Ended
                                                                              -------------------------------------
                                                                                July 1,       July 3,      June 27,
                                                                                 2000          1999          1998
                                                                             ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................    $  (6,453)    $  (7,704)    $  (2,192)
   Net income from discontinued operations................................           --            --        (8,684)
                                                                            -----------   -----------   -----------
   Net loss from continuing operations....................................       (6,453)       (7,704)      (10,876)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:....................
       Depreciation.......................................................        1,454         1,257           834
       Stock-based consideration..........................................        4,040           622            --
       Provision for doubtful accounts....................................          404           689           496
       Deferred income tax benefit........................................           --            --        (1,928)
       Changes in assets and liabilities:
         Accounts receivable..............................................       (7,336)       (8,648)       (1,957)
         Prepaid expenses and other current assets........................       (3,783)           62          (229)
         Accounts payable.................................................        2,050         1,277           541
         Accrued expenses.................................................        9,300         1,226         2,307
         Deferred revenue.................................................        7,081         2,877           625
                                                                            -----------   -----------   -----------
            Net cash provided by (used in) continuing operations..........        6,757        (8,342)      (10,187)
                                                                            -----------   -----------   -----------
            Net cash provided by (used in) discontinued operations........         (340)       (1,056)        3,611
                                                                            -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment....................................       (3,139)       (1,306)       (1,527)
   Other assets...........................................................         (898)          (32)          (25)
   Collection of notes receivable.........................................          295         4,400            --
   Net proceeds from sale of discontinued operations......................           --            --         6,668
                                                                            -----------   -----------   -----------
            Net cash provided by (used in) investing activities...........       (3,742)        3,062         5,116
                                                                            -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt.....................................................           --          (221)         (292)
   Proceeds from lines of credit..........................................        2,263         4,000         1,250
   Repayments of lines of credit..........................................       (5,313)         (950)       (3,250)
   Proceeds from issuance of common stock, net............................      142,225            --            --
   Proceeds from issuance of redeemable convertible preferred stock, net..           --         6,000        10,913
   Proceeds from stock option exercises...................................          858           369             6
                                                                            -----------   -----------   -----------
            Net cash provided by financing activities.....................      140,033         9,198         8,627
                                                                            -----------   -----------   -----------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS..........................         (289)           51            59
                                                                            -----------   -----------   -----------
NET INCREASE IN CASH AND EQUIVALENTS......................................      142,419         2,913         7,226
CASH AND EQUIVALENTS, BEGINNING OF YEAR...................................       11,036         8,123           897
                                                                            -----------   -----------   -----------
CASH AND EQUIVALENTS, END OF YEAR.........................................    $ 153,455     $  11,036     $   8,123
                                                                            -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................    $      46     $     109     $     109
                                                                             ==========   ===========   ===========
NONCASH FINANCING ACTIVITY:
   Issuance of common stock in exchange for notes receivable from
     stockholders.........................................................    $     916     $     117     $      --
                                                                              =========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)



Note 1: Description of the Company and Summary of Significant Accounting
Policies

Description of the Company

     MatrixOne, Inc. (the "Company") is a provider of Internet business collaboration software designed to enable interactive collaboration over the Internet among geographically dispersed departments and divisions within an enterprise and with an enterprise's customers, suppliers and other business partners. The Company licenses its software both directly to end users and through a network of domestic and international systems integrators and distributors. The Company has its headquarters in the United States ("U.S."), with offices in Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands and throughout the U.S.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation and Principles of Consolidation

     The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30th. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

     The functional currency of each subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. Foreign currency gains and losses arising from transactions are reflected in the loss from operations and were not significant in fiscal years 1999 or 1998. During fiscal 2000, realized and unrealized foreign currency transaction losses aggregated $93 and were included in other income (expense), net.

Derivative Financial Instruments

     The Company uses forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign currency forward exchange contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, discounts or premiums (the difference between the spot exchange rate and the forward exchange rate

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


at inception of the contract) are accreted or amortized to other income (expense) over the life of the contract using the straight-line method, while unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the spot exchange rate, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions. At July 1, 2000, the Company had two forward contracts denominated in Japanese yen, which mature at various dates through August 2000 and aggregated $1,089. Unrealized losses from these contracts offset the related unrealized gains from the hedged accounts receivable. The deferred gains resulting from these contracts were not material.

Comprehensive Loss

     Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit), except stockholders' investments and distributions and deferred stock-based consideration.

Revenue Recognition

     The Company generates revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method in accordance with Statement of Position 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements."

     The Company uses the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and customer support services.

     The Company recognizes software license revenues upon execution of a signed license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software is considered to have been delivered upon confirmation by the customer of the file transfer. Since the Company has no obligation to an end user of a distributor, software license revenues from distributors are recognized upon delivery to the distributor. The Company provides for sales returns at the time of delivery on an estimated basis.

     Service revenues include professional services, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are recognized as the services are performed for time and material contracts or on a percentage-of-completion basis for fixed-price contracts. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. Training revenues are recognized as the services are provided. Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract on a straight-line basis. When a maintenance and customer support fee is included with a software license fee, the Company allocates a portion of the software license fee to maintenance and customer support fees based on the renewal rate of the maintenance and customer support fees.

Cash Equivalents

     The Company considers all time deposits and short-term investments with original maturities of 90 days or less to be cash equivalents. The Company's cash equivalents are primarily comprised of money market mutual funds, which are reported at cost, and U.S. Treasury and Agency Securities and Commercial Paper of U.S. Corporations, which are reported at amortized cost. The reported value of the Company's cash equivalents approximates market value.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, notes receivable and debt instruments. The book values of these financial instruments approximated their respective fair values as of each balance sheet presented due to their short-term maturities.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents and accounts receivable. Concentration of credit risk with respect to cash and cash equivalents is limited because the Company deposits its cash in highly rated financial institutions and invests in diversified money market investments. The Company only invests in A1/P1 rated Commercial Paper and limits its investment in any one issuer to $5,000 and, therefore, believes credit risk related to its investments in Commercial Paper is limited.

     Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

     No one customer accounted for more than 10% of the Company's total revenues during fiscal years 2000, 1999 or 1998, and no one customer represented greater than 10% of the Company's accounts receivable at July 1, 2000 or July 3, 1999.

Property and Equipment

     Property and equipment are recorded at cost. Internal and external costs incurred to develop and install computer software for internal use are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (computer equipment and software, two to five years; furniture and fixtures, four to 10 years; office equipment, three to five years; leasehold improvements, shorter of useful life or remaining lease term). Maintenance and repair expenditures are charged to operations when incurred, and additions and improvements are capitalized. The Company reviews its property and equipment whenever events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable and

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of these assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock-Based Compensation

     The Company records stock-based compensation issued to employees using the intrinsic value method and stock-based compensation issued to non employees using the fair value method. Stock-based compensation is recognized on options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant.

Research and Development and Software Development Costs

     Research and development costs are charged to expense as incurred. Software development costs are included in research and development and are charged to expense as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as when beta testing commences, and the general availability of such software has been minimal, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs for the periods presented.

Income Taxes

     The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common stock equivalents, such as stock options, warrants and convertible preferred stock, using the treasury stock method. Common stock equivalents are excluded from the computation of dilutive net income (loss) per share if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, will be effective for the Company's financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, disclosure and presentation of revenue in financial statements. The Company will adopt the provisions of SAB 101 for all transactions during fiscal 2002. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures but does not expect that any impact will be material.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the definition of employees for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the adoption of FIN 44 to have a material effect on its results of operations or financial position.

Note 2:  Details of Financial Statement Components

                                                                                              As of
                                                                                   ----------------------------
                                                                                    July 1,            July 3,
                                                                                      2000               1999
                                                                                   ---------          ---------
    Cash and Equivalents:
         Cash................................................................      $      762        $    1,633
         U.S. Treasury and agency securities.................................          82,159                --
         Money market mutual funds...........................................          35,785             9,403
         Commercial paper....................................................          34,749                --
                                                                                 ------------      ------------
                                                                                   $ 153,455         $   11,036
                                                                                 ============      ============
    Property and Equipment:
         Computer equipment and software.....................................      $    6,005        $    3,845
         Leasehold improvements..............................................           1,027               942
         Furniture and fixtures..............................................             357               156
         Office equipment....................................................             392               122
                                                                                 ------------      ------------
                                                                                        7,781             5,065
         Accumulated depreciation............................................          (3,166)           (2,092)
                                                                                 ------------      ------------
                                                                                   $    4,615        $    2,973
                                                                                 ============      ============
    Accrued Expenses:
         Compensation........................................................      $   10,547        $    3,629
         Discontinued operations.............................................             610               950
         Royalties...........................................................             925             1,280
         Taxes...............................................................           2,021               275
         Other ..............................................................           1,923             1,136
                                                                                 ------------      ------------
                                                                                   $   16,026        $    7,270
                                                                                 ============      ============

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


Note 3: Discontinued Operations

     In 1998, the Company decided to focus its business on its eMatrix software suite of products and services. On May 7, 1998, the Company sold substantially all of the net assets of its legacy design and manufacturing business, which had been operated as a wholly-owned subsidiary of the Company under the name Adra Systems, Inc. ("Adra Systems"), to SofTech, Inc. The purchase price consisted of $7,000 of cash, a $4,400 promissory note, which accrued interest at 7% and was collected on July 2, 1998, and contingent payments of up to $2,200 based on SofTech's revenues after the acquisition. SofTech has notified the Company that no contingent payments were due.

     The Company recorded a $6,711 gain on the sale of the net assets of Adra Systems, comprised of the cash and promissory note proceeds of $11,400 less estimated transaction costs of $2,338, income taxes of $1,489 and net assets sold of $862. The transaction costs consisted principally of investment banking, legal and accounting fees, and bonus and severance arrangements with certain employees. The net assets sold consisted of the following:

     Current assets..................................................................      $   3,598
     Property and equipment, net.....................................................            725
                                                                                           ----------
     Total assets....................................................................          4,323
     Current liabilities.............................................................         (3,461)
                                                                                           ----------
         Net assets sold.............................................................      $     862
                                                                                           =========

     The consolidated financial statements of the Company have been restated to reflect the financial results of Adra Systems as a discontinued operation. Reported revenues, expenses and cash flows exclude the operating results of Adra Systems. During fiscal 1999, revenues from Adra Systems were approximately $12,434 for the period through May 7, 1998. At July 1, 2000 and July 3, 1999, accrued transaction costs relating to the sale of the net assets of Adra Systems, included in accrued expenses, were $610 and $950, respectively.

Note 4: Income Taxes

     At July 1, 2000, the Company had available U.S. federal and state net operating loss ("NOL") carryforwards of approximately $20,310 and approximately $680 of available U.S. federal and state tax credits to reduce future U.S. income taxes. The NOLs and tax credit carryforwards expire commencing in fiscal 2001. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

     The Company also has NOLs in certain foreign countries aggregating approximately $11,740 that are also subject to certain limitations. These NOLs expire commencing in fiscal 2002.

     The Company has recorded a valuation allowance against its deferred tax asset due to the uncertainty surrounding the timing of the realization of these tax benefits. Realization of these tax benefits is dependent on generating sufficient taxable income.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


     The components of the deferred tax asset are as follows:

                                                                                               As of
                                                                                      ------------------------
                                                                                       July 1,         July 3,
                                                                                        2000            1999
                                                                                      ---------      ---------
  Net operating loss carryforwards...............................................    $   11,531      $    7,170
  Deferred revenue...............................................................           928           1,163
  Tax credits....................................................................           680             658
  Accrued liabilities............................................................           981             563
  Allowance for doubtful accounts................................................           345             289
  Depreciation...................................................................            45              71
                                                                                     -----------     -----------
      Total deferred tax assets..................................................        14,510           9,914
  Valuation allowance............................................................       (14,510)         (9,914)
                                                                                     -----------     -----------
      Net deferred tax asset.....................................................     $      --      $       --
                                                                                      ==========     ==========

     During fiscal 1998, the Company recognized an income tax benefit from continuing operations of $1,928 to offset the income taxes related to discontinued operations.

     The reconciliation between the statutory federal income tax rate and the Company's effective tax rate for continuing operations is as follows:

                                                                                         Year Ended
                                                                             -----------------------------------
                                                                               July 1,     July 3,     June 27,
                                                                                2000        1999         1998
                                                                             ----------- ----------- -----------
Federal statutory rate....................................................          35%         35%          35%
State tax, net of federal tax benefit.....................................           6           6            6
Income tax benefit used to offset income taxes from discontinued
operations................................................................          --          --          (15)
Provision for valuation allowance.........................................         (41)        (41)         (41)
                                                                              --------    --------     --------
                                                                                    --%         --%         (15)%
                                                                              ========    ========     ========

     The effective tax rate for discontinued operations was 18% for fiscal 1998.

Note 5: Line of Credit and Debt

     On December 28, 1999, the Company extended its line of credit of $7,000 through December 28, 2000. Borrowings under the line of credit are limited to 80% of eligible accounts receivable from customers in the United States, less amounts reserved for foreign currency contracts. In addition, on January 21, 2000, the Company obtained a working capital line of credit of $1,000, which expires December 28, 2000. Borrowings under the working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. These lines of credit are collateralized by all of the Company's assets, have financial and other covenants and bear interest at the bank's prime rate (9.5% at July 1, 2000) plus 0.5%. As of July 1, 2000, there were no borrowings under these lines of credit and $6,006 available.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


     On April 3, 2000, the Company's wholly-owned subsidiary in Germany obtained a 500 DM ($244) line of credit. Borrowings under this line of credit are limited to 100% of accounts receivable and bear interest at 10.25%.

     The Company had a term loan that was payable in 33 equal installments of $21 that commenced on October 31, 1996. The term loan was paid in full during fiscal 1999.

Note 6: Commitments and Contingencies

Commitments

     The Company leases its facilities, automobiles and certain office equipment under various operating leases that expire through fiscal 2006. Certain of the facility leases require the Company to pay its proportionate share of building expenses and provide the Company with the option to renew its lease for an extended period. Aggregate rental expense under operating leases was approximately $2,123, $1,616 and $1,187 for fiscal 2000, 1999 and 1998, respectively.

     Future minimum lease commitments, by fiscal year, as of July 1, 2000 are as follows:

                                                                                    Autos and
                                                                 Facilities         Equipment          Total
                                                                -------------    -----------------  ------------
2001.........................................................    $      1,478       $       373      $     1,851
2002.........................................................           1,023               320            1,343
2003.........................................................             694               127              821
2004.........................................................             487                44              531
2005.........................................................              11                 2               13
Thereafter...................................................              11                --               11
                                                                -------------     -------------    -------------
                                                                 $      3,704       $       866      $     4,570
                                                                 ============       ===========      ===========

     During fiscal 1999, the Company entered into an agreement for telecommunication services at favorable pricing based on minimum purchase requirements of approximately $325 each year through fiscal 2001.

Contingencies

     On August 10, 2000, SofTech, Inc. commenced an arbitration against the Company before the American Arbitration Association in Boston, Massachusetts alleging fraud, unfair and deceptive trade practices, and breach of contract in connection with the sale of assets of Adra to SofTech in 1998. The Company intends to vigorously defend each claim asserted in the arbitration demand.

     The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

     Management believes that the outcomes of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


Note 7:  Redeemable Convertible Preferred Stock

     As of the closing of the Company's initial public offering of common stock, each share of Class G and Class H redeemable convertible preferred stock was converted into 4.275 and 4.5 shares, respectively, of common stock and all the rights, preferences and privileges of the Class G and H redeemable convertible preferred stock terminated.

     On June 17, 1999, the Company sold 750 shares of Class H redeemable convertible preferred stock at $8.00 per share for $6,000. On October 1, 1997, the Company sold 1,899 shares of Series G redeemable convertible preferred stock at $5.80 per share for $11,015.

     As of July 3, 1999, redeemable convertible stock was comprised of the following:

                                                     Shares         Shares          Shares        Redemption
                                                   Authorized       Issued       Outstanding         Value
                                                --------------   -------------   -------------   ---------------
    Class G, $1.00 par value....................        2,000           1,899           1,899      $   11,015
    Class H, $1.00 par value....................          750             750             750           6,000
                                                 ------------    ------------    ------------    ------------
                                                        2,750           2,649           2,649      $   17,015
                                                 ============    ============    ============    ============

Note 8: Stockholders' Equity (Deficit)

Common Stock

     On August 10, 1999, the Board of Directors (the "Board") voted to approve a 3-for-2 stock split, effected as a 50% stock dividend, provide for a single class of common stock, eliminate the Class B common stock and increase the number of authorized shares of common stock from 12,000 to 40,000. On December 9, 1999, the Board voted to approve a 3-for-1 stock split, which was effected as a 200% stock dividend on February 23, 2000. The consolidated financial statements for all periods presented have been restated to reflect both stock splits.

     On December 9, 1999, the Board approved, effective upon the closing of the initial public offering, a change in the total number of shares which the Company is authorized to issue to 105,000 shares, of which 100,000 shares are common stock and 5,000 shares are preferred stock. As of July 1, 2000, 20,175 shares of common stock had been authorized for issuance pursuant to the exercise of stock options and other stock rights.

     On February 1, 2000, the Company entered into software license and maintenance agreements and a professional services agreement with a customer. In connection with these agreements, a party related to this customer agreed to purchase 450 shares of common stock in a private placement. The sale price was the initial public offering price less underwriters' discounts and commissions, or $23.25 per share. The sale occurred contemporaneously with the Company's initial public offering of common stock. The proceeds from the private placement were $10,462.

     On March 6, 2000, the Company completed its initial public offering of 5,750 shares of common stock, which included the exercise of the underwriters' over-allotment option of 750 shares, at $25.00 per share. The proceeds from the initial public offering were $131,763, after deducting the underwriters' discounts and commissions and offering expenses of $11,987.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)


Preferred Stock

     As of the closing of the Company's initial public offering, each share of Class A through F convertible preferred stock was converted into 4.5 shares of common stock and all the rights, preferences and privileges of the Class A through Class F convertible preferred stock terminated.

     As of July 3, 1999, convertible preferred stock was comprised of the following:

                                                        Shares          Shares          Shares
                                                      Authorized        Issued        Outstanding       Amount
                                                    --------------  --------------  ---------------  ---------------
    Class A, $1.00 par value........................          615             615            512      $      512
    Class B, $1.00 par value........................          492             491            444             444
    Class C, $1.00 par value........................        1,195           1,194          1,194           1,194
    Class D, $1.00 par value........................          683             680            676             676
    Class E, $1.00 par value........................          167             167            167             167
    Class F, $1.00 par value........................          400             400            400             400
                                                     ------------    ------------   ------------    ------------
                                                            3,552           3,547          3,393      $    3,393
                                                     ============    ============   ============     ===========

Notes Receivable from Stockholders

     In connection with the exercise of stock options during fiscal 2000 and 1999, the Company issued 2,076 and 342 shares of common stock, respectively, in exchange for notes receivable from stockholders with principal balances aggregating $916 and $117, respectively. These notes are full recourse to the stockholders and are additionally collateralized by the underlying shares of common stock. The notes receivable are payable in full on varying dates through December 27, 2002 and bear interest at 8%. During fiscal 2000, the Company also received payment of notes receivable aggregating $295. These notes receivable have been reported as a reduction to stockholders' equity.

Warrants

     In May 1997, the Company issued a warrant to purchase 169 shares of common stock in conjunction with its line of credit. The warrants had an exercise price of $0.44 and were to expire in May 2002. No value has been ascribed to these warrants as the amount would not be material to the financial statements. In March 2000, the holder of the warrants executed a cashless exercise and received 168 shares of common stock.

     On February 1, 2000, the Company issued the purchaser of the common stock issued in the private placement a warrant to purchase 200 shares of common stock, which became exercisable following the closing of the initial public offering (March 6, 2000) for a term of 18 months at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represents the fair value of the warrant using the Black-Scholes option-pricing model. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity (deficit). This deferred consideration will be amortized through charges to reduce revenues as the elements in the arrangement are delivered. During fiscal 2000, the Company recorded a charge to reduce revenues of $447 related to the warrant.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

2000 Employee Stock Purchase Plan

     In December 1999, the Board adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") to be effective upon the completion of the Company's initial public offering. The Company has reserved a total of 1,350 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock under the Purchase Plan at 85% of the lesser of the average market price of the Company's common stock on the first or last day of the applicable six month payment period. No common stock was purchased under the Purchase Plan during fiscal 2000.

Stock Option Plans

     In January 2000, the Board adopted the 1999 Stock Plan (the "1999 Plan") to be effective upon the completion of the Company's initial public offering. The Company has reserved a total of 1,500 shares of common stock for issuance under the 1999 Plan, which provides for the grant of incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company.

     In fiscal 1996, the Company adopted a stock plan (the "1996 Plan") pursuant to which 13,950 shares of the Company's common stock are reserved for issuance. The 1996 Plan provides for the granting of both incentive stock options, nonqualified stock options and other stock rights. Options may be granted at not less than the fair market value of the Company's common stock on the date of grant, as determined by the Board.

     The Company's 1987 Stock Option Plan (the "1987 Plan") has been terminated; however, options issued under the 1987 Plan remain outstanding. The 1987 Plan provided for the granting of both incentive stock options and nonqualified stock options. Incentive stock options were granted at the fair market value of the common stock on the date of grant, as determined by the Board.

     Options granted under the 1999, 1996 and 1987 Plans generally vest over four years and expire no later than ten years from the date of the grant. There were 2,205 shares available for future grant under the 1999 and 1996 Plans at July 1, 2000.

     The following is a summary of the status of the Company's stock options as of July 1, 2000, July 3, 1999 and June 27, 1998 and the stock option activity for all stock option plans during the years ending on those dates:

                                        July 1, 2000                  July 3, 1999                June 27, 1998
                                  -------------------------     -------------------------    -------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                      Average                       Average
                                                Exercise                      Exercise                     Exercise
                                   Shares         Price         Shares         Price         Shares          Price
                                ------------   ------------   -----------   -------------  ------------   ------------
     OUTSTANDING:
       Beginning balance......         11,742   $      0.45       10,125      $     0.43         5,619     $     0.42
       Granted................          2,802   $      5.07        4,806      $     0.46         5,832     $     0.44
       Exercised..............         (3,843)  $      0.46       (1,203)     $     0.40           (18)    $     0.43
       Canceled...............           (383)  $      1.04       (1,986)     $     0.42        (1,308)    $     0.43
                                 ------------   -----------   ----------      ----------   -----------     ----------
       Ending balance.........         10,318   $      1.67       11,742      $     0.45        10,125     $     0.43
                                 ============   ===========   ==========      ==========   ===========     ==========
     Exercisable..............          4,377   $      0.66        5,157      $     0.43         4,479     $     0.41
                                 ============   ===========   ==========      ==========   ===========     ==========

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

     Information regarding options outstanding as of July 1, 2000 is as follows:

                                           Options Outstanding                         Options Exercisable
                             -------------------------------------------------  ----------------------------------
                                                Weighted
                                                 Average          Weighted                           Weighted
                                                Remaining         Average                            Average
         Range of              Number of       Contractual        Exercise         Number of         Exercise
      Exercise Price            Shares        Life (Years)          Price           Shares             Price
   ----------------------   --------------------------------------------------  ----------------------------------
   $0.33 - $0.44.........       7,292              7.17           $   0.43           3,973           $   0.43
   $0.67 - $1.11.........       1,958              9.05           $   1.02             298           $   1.02
   $3.33.................         131              9.24           $   3.33              24           $   3.33
   $6.67 - $8.00.........         548              9.44           $   7.73              62           $   7.71
   $13.00 - $19.38.......         210              9.63           $  13.18              13           $  13.00
   $21.00 - $27.81.......         133              9.65           $  22.03               7           $  21.00
   $32.13 - $69.50.......          46              9.48           $  37.15              --           $     --
                             --------          --------            -------        --------           --------
                               10,318              7.76           $   1.67           4,377           $   0.66
                             ========          ========           ========        ========           ========

     In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $13,574 and $4,080 for fiscal 2000 and 1999, respectively. Deferred stock-based compensation represents the difference between the option price and the deemed fair value of the Company's common stock on the date of grant and is reported as stock-based consideration, a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $3,593 and $622 for fiscal 2000 and 1999, respectively.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The fair value of options granted in fiscal 2000, 1999 and 1998 have been determined using the Black-Scholes option pricing model. The assumptions used are as follows:

                                                                      July 1,           July 3,           June 27,
                                                                       2000              1999              1998
                                                                  -------------      -----------        ----------
     Risk-free interest rate................................       5.80 - 6.50%            5.10%             5.70%
     Expected dividend yield................................               None             None              None
     Expected lives.........................................            5 years          5 years           5 years
     Expected volatility (85% after January 1, 2000)........                85%               --                --

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

     The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 were $7.44, $0.95 and $0.11 per share, respectively.

     Had compensation expense for stock options been determined based on fair value as proscribed by SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                                                     Year Ended
                                                                       ---------------------------------------
                                                                         July 1,       July 3,      June 27,
                                                                          2000          1999          1998
                                                                       -----------  ------------  ------------
     NET LOSS:
     As reported....................................................    $  (6,453)    $  (7,704)    $  (2,192)
     Pro forma......................................................    $  (7,500)    $  (8,027)    $  (2,411)

     BASIC AND DILUTED NET LOSS PER SHARE:
     As reported....................................................    $   (0.36)    $  (1.74)     $   (0.58)
     Pro forma......................................................    $   (0.42)    $  (1.81)     $   (0.64)

     Because the method proscribed by SFAS No. 123 has not been applied to stock options granted prior to June 30, 1995 and no expected volatility factor has been used to value any stock options granted prior to January 1, 2000, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 9:  Employee Benefit Plans

     Eligible employees of the Company's North American offices may elect to participate in the Company's 401(k) plan. The Company does not make contributions to the 401(k) plan. Employees of certain of the Company's subsidiaries are provided with savings plans to which the Company and the employee contribute. The Company's contributions to these plans were not material.

                               MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 10:  Segment and Geographic Information

     The Company measures operating results as a single reportable segment. The Company reports revenue in the geographic region of the customer at the time of the license. However, the customer has the right to redeploy licenses anywhere in the world. The Company does report, for internal purposes, operating results by subsidiary, which operate in specific countries. Revenues and property and equipment by significant geographic region are as follows:

                                                                                  Year Ended
                                                                ------------------------------------------------
                                                                  July 1,           July 3,           June 27,
                                                                   2000             1999               1998
                                                                ------------     ------------      -------------
     REVENUES:
     North America.........................................     $     45,398     $     30,557      $      15,644
                                                                ------------     ------------      -------------
     Germany...............................................            9,519            6,048              2,573
     France................................................            6,162            2,243              2,144
     Asia/Pacific..........................................            4,870               --                 --
     Europe (excluding Germany and France).................            8,762            2,498                818
                                                                ------------     ------------      -------------
         Total international...............................           29,313           10,789              5,535
                                                                ------------     ------------      -------------
                                                                $     74,711     $     41,346      $      21,179
                                                                ============     ============      =============

                                                                                          As of
                                                                             --------------------------------
                                                                               July 1,              July 3,
                                                                                2000                 1999
                                                                             -----------           ----------
     PROPERTY AND EQUIPMENT:
     North America......................................................     $     3,844          $     2,498
                                                                             -----------          -----------
     Germany............................................................             202                  123
     France.............................................................             178                  166
     Asia/Pacific.......................................................              87                   --
     Europe (excluding Germany and France)..............................             304                  186
                                                                           -------------        -------------
          Total international...........................................             771                  475
                                                                           -------------        -------------
                                                                             $     4,615          $     2,973
                                                                             ===========          ===========

Note 11:  Net Income (Loss) Per Share

     The Company's historical capital structure is not indicative of its prospective capital structure due to the conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in March 2000. Accordingly, pro forma basic and diluted net loss per share has been presented assuming the conversion of all outstanding shares of convertible preferred stock into common stock, as if the conversion had occurred on the original date of issuance.

                               MATRIXONE, INC.

                   (In thousands, except per share amounts)

The calculation of basic and diluted and pro forma basic and diluted net income
(loss) per share is as follows:

                                                                                                  Year Ended
                                                                                   -----------------------------------------
                                                                                      July 1,       July 3,        June 27,
                                                                                       2000           1999           1998
                                                                                   -----------    ----------    ------------
      BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
      Net loss from continuing operations....................................      $   (6,453)    $  (7,704)    $  (10,876)
      Net income from discontinued operations................................              --            --          8,684
                                                                                   ----------     ---------     ----------
      Net loss...............................................................      $   (6,453)    $  (7,704)    $   (2,192)
      Basic and diluted net loss per share from continuing operations........      $    (0.36)    $   (1.74)    $    (2.88)
      Basic and diluted net income per share from discontinued operations....              --            --     $     2.30
                                                                                   ----------     ---------     ----------
      Basic and diluted net loss per share...................................      $    (0.36)        (1.74)    $    (0.58)
                                                                                   ==========     =========     ==========
      Shares used in computing basic and diluted net income (loss) per
         share...............................................................          17,966         4,428          3,777
                                                                                   ==========     =========     ==========

      PRO FORMA BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
      Shares used in computing basic and diluted net income (loss) per
         share...............................................................          17,966         4,428          3,777
      Adjustment to reflect the effect of the conversion of preferred
         stock...............................................................          17,720        23,542         21,273
                                                                                   ----------     ---------     ----------
      Shares used in computing pro forma basic and diluted net income
         (loss) per share....................................................          35,686        27,970         25,050
                                                                                   ==========     =========     ==========
      Pro forma basic and diluted net loss per share from continuing
         operations..........................................................      $    (0.18)     $  (0.28)    $    (0.43)
      Pro forma basic and diluted net income per share from discontinued
         operations..........................................................              --            --           0.34
                                                                                   ----------     ---------     ----------
      Pro forma basic and diluted net loss per share.........................      $    (0.18)     $  (0.28)    $   (0.09)
                                                                                   ==========     =========     ==========

     Potentially dilutive common stock options and warrants aggregating 10,518, 11,910 and 10,293 for fiscal 2000, 1999 and 1998, respectively, have been excluded from the computation of basic and dilutive net income (loss) per share because their inclusion would be anti-dilutive.

                               MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 12:  Quarterly Financial Information (unaudited)

                                                                          Year Ended July 1, 2000
                                                      ------------------------------------------------------------------
                                                         First       Second        Third         Fourth
                                                        Quarter      Quarter       Quarter       Quarter        Total
                                                      ------------  -----------   -----------   -----------   ----------
     Revenues..................................        $   13,881   $   16,167    $  19,837     $   24,826     $ 74,711
     Gross profit..............................        $    7,849   $    9,075    $  11,554     $   15,426     $ 43,904
     Net loss..................................        $   (1,419)  $   (2,079)   $  (2,915)    $      (40)    $ (6,453)
     Basic and diluted net loss per share......        $    (0.27)  $    (0.35)   $   (0.15)    $    (0.00)    $  (0.36)
     Shares used in computing basic and diluted
         net loss per share....................             5,203        5,868       18,907         41,888       17,966
     Pro forma basic and diluted net loss per
         share.................................        $    (0.04)  $    (0.06)   $   (0.08)    $    (0.00)    $  (0.18)
     Shares used in computing pro forma basic
         and diluted net loss per share........            31,965       32,630       36,258         41,888       35,686

                                                                          Year Ended July 3, 1999
                                                     -------------------------------------------------------------------
                                                       First        Second         Third        Fourth
                                                       Quarter       Quarter       Quarter      Quarter        Total
                                                     ------------- ------------  ------------ ------------- ------------
     Revenues...................................      $     8,200  $     9,531   $    10,468   $    13,147  $    41,346
     Gross profit...............................      $     4,760  $     5,373   $     5,488   $     7,935  $    23,556
     Net loss...................................      $    (2,039) $    (2,107)  $    (2,591)  $      (967) $    (7,704)
     Basic and diluted net loss per share.......      $     (0.53) $     (0.50)  $     (0.54)  $     (0.20) $     (1.74)
     Shares used in computing basic and diluted
         net loss per share.....................            3,829        4,234         4,773         4,926        4,428
     Pro forma basic and diluted net loss per
         share..................................      $     (0.07) $     (0.08)  $     (0.09)  $     (0.03)  $    (0.28)
     Shares used in computing pro forma basic
         and diluted net loss per share.........           27,217       27,621        28,162        28,936       27,970

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

     Anything herein to the contrary notwithstanding, in no event are the sections entitled "Stock Performance Graph", "Compensation Committee Report on Executive Compensation" and "Audit Committee Report" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2000 annual meeting of stockholders.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled "Occupations of Directors and Executive Officers" in MatrixOne's definitive proxy statement (the "Definitive Proxy Statement") for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of MatrixOne, Inc.'s fiscal year ended July 1, 2000.

     The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

     Certain information concerning executive compensation is incorporated by reference herein from the information contained in the section entitled " Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information concerning certain relationships and related transactions is incorporated by reference herein from the information contained in the section entitled "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) FINANCIAL STATEMENTS

                    The following Consolidated Financial Statements of the
               Registrant are filed as part of this report:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets as of July 1, 2000 and July 3,
                         1999
                    Consolidated Statements of Operations for the years ended
                         July 1, 2000, July 3, 1999 and June 27, 1998
                    Consolidated Statements of Redeemable Convertible Preferred
                         Stock and of Stockholders' Equity (Deficit) for the years ended July 1, 2000, July 3, 1999 and June 27, 1998
                    Consolidated Statements of Cash Flows for the years ended
                         July 1, 2000, July 3, 1999 and June 27, 1998
                    Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES

                    The following financial statement schedule of MatrixOne,
               Inc. for each of the years ended July 1, 2000, July 3, 1999 and June 27, 1998 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto of MatrixOne, Inc.

                                                                                     Page Number
                                                                                     -----------

                    Schedule II-Valuation and Qualifying Accounts and Reserves          S-II

                    Schedules other than those listed above have been omitted
               since they are either not required, not applicable, or the information has otherwise been included.

          (3)  INDEX TO EXHIBITS

Exhibit No.                               Description
-----------                               -----------

   3.1         Amended and Restated Certificate of Incorporation
   3.2         Amended and Restated By-laws
   4.1(1)      Specimen certificate representing the common stock
   10.1(1)     Amended and Restated 1987 Stock Option Plan
   10.2(1)     Amended and Restated 1996 Stock Plan
   10.3(1)     1999 Stock Plan
   10.4(1)     2000 Employee Stock Purchase Plan
   10.5(1)     Asset Purchase Agreement dated May 7, 1998 by and among SofTech,
               Inc., Adra Systems, Inc. and the registrant
   10.6(1)     Amended and Restated Registration Rights, Restricted Stock and
               Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of October 11, 1988
   10.7(1)     Amendment No. 1 to Amended and Restated Registration Rights,
               Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of June 26, 1991
   10.8(1)     Amendment No. 2 to Amended and Restated Registration Rights,
               Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of August 19, 1991
   10.9(1)     Amendment No. 3 to Amended and Restated Registration Rights,
               Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of October 1, 1997
   10.10(1)    Amendment No. 4 to Amended and Restated Registration Rights,
               Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of June 17, 1999
   10.11(1)    Amended and Restated Stockholders Agreement by and among the registrant and the stockholders listed therein dated as of June
               17, 1999

   10.12(1) Office Lease by and between the registrant and New Boston Chelmsford Limited Partnership dated March 2, 1994
   10.13(1) Loan and Security Agreement between the registrant and Silicon Valley Bank dated as of December 29, 1998
   10.14(1)    Employment Agreement with James F. Morgan dated as of April 14,
               1998
   10.15(1) Letter Agreement between the registrant and Maurice L. Castonguay dated as of January 11, 1999
   10.16(1) Agreement between the registrant and Oracle Corporation dated as of May 22, 1996
   10.17(1) Employment Agreement between the registrant and Johannes T. J. Ruigrok dated as of July 15, 1998
   10.18(1) Letter Agreement between the registrant and Brian M. Gallagher dated as of June 3, 1999
   10.19(1) Letter Agreement between the registrant and Stephen P. Dunn dated as of December 5, 1997
   10.20(1) Loan Modification Agreement between the registrant and Silicon Valley Bank dated as of September 28, 1999
   10.21(1) Loan Modification Agreement between the registrant and Silicon Valley Bank dated as of December 28, 1999
   10.22(1) Borrower Agreement between the registrant and Export-Import Bank of the United States dated as of January 21, 2000
   10.23(1) Loan and Security Agreement between the registrant and Export-Import Bank of the United States dated as of January 21, 2000
   10.24(1) Common Stock Purchase Agreement between the registrant and GE Capital Equity Investments, Inc. dated as of February 1, 2000
   10.25(1) Warrant issued by registrant to GE Capital Equity Investments, Inc. dated as of February 1, 2000
   10.26 Loan Modification Agreement between the registrant and Silicon Valley Bank dated as of August 18, 2000
   21.1        Subsidiaries of the registrant
   23.1        Consent of Arthur Andersen LLP
   24.1        Power of Attorney (see page 58)
   27.1        Financial Data Schedule
   ___________________________________
   (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-92731).

   (b) REPORTS ON FORM 8-K

       Not applicable.

   (c) EXHIBITS

            The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street NW, Room 1024, Washington, D.C. and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 76 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

   (d) FINANCIAL STATEMENT SCHEDULES

            The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MATRIXONE, INC.
Date:  September 22, 2000

                                     By: /s/ MARK F. O'CONNELL
                                        ----------------------------------------
                                                Mark F. O'Connell
                                         President and Chief Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

     The undersigned officers and directors of MatrixOne, Inc. hereby constitute and appoint Mark F. O'Connell and Maurice L. Castonguay, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                               Title(s)                                 Date
               ---------                               --------                                 ----
    /s/ Mark F. O'Connell                     President, Chief Executive                 September 22, 2000
----------------------------------------
        Mark F. O'Connell                        Officer and Director
                                             (principal executive officer)

    /s/ Maurice L. Castonguay                  Chief Financial Officer,                  September 22, 2000
----------------------------------------
        Maurice L. Castonguay                Vice President of Finance and
                                             Administration and Treasurer
                                               (principal financial and
                                                  accounting officer)

    /s/ Ellen Carnahan                                 Director                          September 22, 2000
----------------------------------------
        Ellen Carnahan

    /s/ Daniel J. Holland                              Director                          September 22, 2000
----------------------------------------
        Daniel J. Holland

    /s/ James F. Morgan                                Director                          September 22, 2000
----------------------------------------
        James F. Morgan

    /s/ Charles R. Stuckey, Jr.                        Director                          September 22, 2000
----------------------------------------
        Charles R. Stuckey, Jr.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MatrixOne, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MatrixOne, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated July 24, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not a part of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                                    /s/  ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 24, 2000

                                                                     Schedule II

                                MATRIXONE, INC.

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (in thousands)

                                            Balance at     Charged to      Charged to                     Balance at
                                           Beginning of     Costs and         Other                          End
Description                                   Period        Expenses        Accounts       Deductions     of Period
-----------                               --------------- --------------  --------------  -------------  -------------
 Allowance for Doubtful Accounts:
     July 1, 2000.........................     $    772       $     404     $     --        $   (249)       $    927
     July 3, 1999.........................     $    511       $     689     $     --        $   (428)       $    772
     June 27, 1998........................     $    172       $     496     $     --        $   (157)       $    511
 Reserve for Discontinued Operations:
     July 1, 2000.........................     $    950       $      --     $     --        $   (340)       $    610
     July 3, 1999.........................     $  2,006       $      --     $     --        $ (1,056)       $    950
     June 27, 1998........................     $     --       $      --     $  2,338(1)     $   (332)       $  2,006

------------------

(1) Addition to the reserve for discontinued operations includes transaction costs consisting principally of investment banking, legal and accounting fees, and bonus and severance arrangements with certain employees, which were charged against the gain on sale of discontinued operations.

                                 EXHIBIT INDEX

  Exhibit No.                                 Description
  -----------                                 -----------
     3.1         Amended and Restated Certificate of Incorporation
     3.2         Amended and Restated By-laws
     4.1(1)      Specimen certificate representing the common stock
     10.1(1)     Amended and Restated 1987 Stock Option Plan
     10.2(1)     Amended and Restated 1996 Stock Plan
     10.3(1)     1999 Stock Plan
     10.4(1)     2000 Employee Stock Purchase Plan
     10.5(1)     Asset Purchase Agreement dated May 7, 1998 by and among
                 SofTech, Inc., Adra Systems, Inc. and the registrant
     10.6(1)     Amended and Restated Registration Rights,  Restricted Stock and
                 Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of October 11, 1988
     10.7(1)     Amendment No. 1 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of June 26, 1991
     10.8(1)     Amendment No. 2 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of August 19, 1991
     10.9(1)     Amendment No. 3 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of October 1, 1997
     10.10(1)    Amendment No. 4 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the registrant and certain stockholders of registrant dated as of June 17, 1999
     10.11(1)    Amended and  Restated  Stockholders  Agreement by and among the registrant and the stockholders listed therein dated as of June
                 17, 1999
     10.12(1)    Office Lease by and between the registrant and New Boston
                 Chelmsford Limited Partnership dated March 2, 1994

     10.13(1) Loan and Security Agreement between the registrant and Silicon Valley Bank dated as of December 29, 1998
     10.14(1) Employment Agreement with James F. Morgan, dated as of April 14, 1998
     10.15(1) Letter Agreement between the registrant and Maurice L. Castonguay dated as of January 11, 1999
     10.16(1) Agreement between the registrant and Oracle Corporation dated as of May 22, 1996
     10.17(1) Employment Agreement between the registrant and Johannes T. J. Ruigrok dated as of July 15, 1998
     10.18(1) Letter Agreement between the registrant and Brian M. Gallagher dated as of June 3, 1999
     10.19(1) Letter Agreement between the registrant and Stephen P. Dunn dated as of December 5, 1997
     10.20(1) Loan Modification Agreement between the registrant and Silicon Valley Bank dated as of September 28, 1999
     10.21(1) Loan Modification Agreement between the registrant and Silicon Valley Bank dated as of December 28, 1999
     10.22(1) Borrower Agreement between the registrant and Export-Import Bank of the United States dated as of January 21, 2000
     10.23(1) Loan and Security Agreement between the registrant and Export-Import Bank of the United States dated as of January 21, 2000
     10.24(1) Common Stock Purchase Agreement between the registrant and GE Capital Equity Investments, Inc. dated as of February 1, 2000

     10.25(1) Warrant issued by registrant to GE Capital Equity Investments, Inc. dated as of February 1, 2000
     10.26 Loan Modification Agreement between the registrant and Silicon Valley Bank dated as of August 18, 2000
     21.1        Subsidiaries of the registrant
     23.1        Consent of Arthur Andersen LLP
     24.1        Power of Attorney (see page 58)
     27.1        Financial Data Schedule

-----------------
     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-92731).