Form 10-Q
period 2000-09-30
MATRIXONE INC
filed 2000-11-07
CIK 786998

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                   _________________________________________

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


                       Commission file number 000-29309
                   _________________________________________

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

                                (978) 322-2000
             (Registrant's telephone number, including area code)
                   _________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     As of October 28, 2000, there were 42,870,113 shares of Common Stock outstanding.

                                MATRIXONE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 2000
                (unaudited) and July 1, 2000.................................................            1
              Condensed Consolidated Statements of Operations for the
                Three Months Ended September 30, 2000 and October 2, 1999 (unaudited)........            2
              Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended September 30, 2000 and October 2, 1999 (unaudited)........            3
              Notes to Condensed Consolidated Financial Statements...........................            4

     Item 2:  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................            7
              Cautionary Statements..........................................................           13

     Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................           24

PART II - OTHER INFORMATION

     Item 2:  Changes in Securities and Use of Proceeds......................................           25

     Item 6:  Exhibits and Reports on Form 8-K...............................................           26

     Signatures..............................................................................           27

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                MATRIXONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                   September 30,         July 1,
                                                                                       2000               2000
                                                                                   -------------        ----------
                                                                                    (unaudited)
                                                  ASSETS
CURRENT ASSETS:
   Cash and equivalents....................................................        $   158,518          $  153,455
   Accounts receivable, net................................................             24,825              21,388
   Prepaid expenses and other current assets...............................              4,580               3,993
                                                                                   -----------          ----------
       Total current assets................................................            187,923             178,836
PROPERTY AND EQUIPMENT, NET................................................              4,932               4,615
OTHER ASSETS...............................................................                397                 966
                                                                                   -----------          ----------
                                                                                   $   193,252          $  184,417
                                                                                   ===========          ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................        $     8,724          $    5,921
   Accrued expenses........................................................             18,719              16,026
   Deferred revenues.......................................................             11,412              10,877
                                                                                   -----------          ----------
       Total current liabilities...........................................             38,855              32,824
                                                                                   -----------          ----------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value, 5,000 authorized and none                   --                  --
    issued and outstanding.................................................
   Common stock, $.01 par value, 100,000 shares authorized, 42,810 and                     428                 420
    41,978 shares issued and outstanding...................................
   Additional paid-in capital..............................................            205,953             205,344
   Notes receivable from stockholders......................................                 --                (738)
   Deferred stock-based consideration......................................            (12,467)            (14,088)
   Accumulated deficit.....................................................            (38,297)            (38,826)
   Accumulated other comprehensive loss....................................             (1,220)               (519)
                                                                                   -----------          ----------
       Total stockholders' equity..........................................            154,397             151,593
                                                                                   -----------          ----------
                                                                                   $   193,252          $  184,417
                                                                                   ===========          ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                    -------------------------------
                                                                                    September 30,        October 2,
                                                                                        2000                1999
                                                                                    -------------     -------------
REVENUES:
   Software license........................................................         $   18,110          $    7,460
   Service.................................................................             10,438               6,421
                                                                                    ----------          ----------
       Total revenues......................................................             28,548              13,881
                                                                                    ----------          ----------
COST OF REVENUES:
   Software license........................................................              1,796               1,005
   Service (1).............................................................              7,952               5,027
                                                                                    ----------          ----------
       Total cost of revenues..............................................              9,748               6,032
                                                                                    ----------          ----------
GROSS PROFIT...............................................................             18,800               7,849
                                                                                    ----------          ----------
OPERATING EXPENSES:
   Selling and marketing (1)...............................................             13,681               6,171
   Research and development (1)............................................              3,578               1,480
   General and administrative (1)..........................................              2,219               1,082
   Stock-based compensation (1)............................................              1,046                 633
                                                                                    ----------          ----------
       Total operating expenses............................................             20,524               9,366
                                                                                    ----------          ----------
LOSS FROM OPERATIONS.......................................................             (1,724)             (1,517)
                                                                                    ----------          ----------
OTHER INCOME (EXPENSE):
   Interest income.........................................................              2,462                 108
   Other income (expense), net.............................................                 41                 (10)
                                                                                    ----------          ----------
       Total other income (expense)........................................              2,503                  98
                                                                                    ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES..........................................                779              (1,419)
PROVISION FOR INCOME TAXES.................................................                250                  --
                                                                                    ----------          ----------
NET INCOME (LOSS)..........................................................         $      529          $   (1,419)
                                                                                    ==========          ==========

BASIC NET INCOME (LOSS) PER SHARE..........................................         $     0.01          $    (0.27)
                                                                                    ==========          ==========
DILUTED NET INCOME (LOSS) PER SHARE........................................         $     0.01          $    (0.27)
                                                                                    ==========          ==========
SHARES USED IN COMPUTING:
   Basic net income (loss) per share.......................................             42,258               5,203
                                                                                    ==========          ==========
   Diluted net income (loss) per share.....................................             50,384               5,203
                                                                                    ==========          ==========

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE.............................                             $    (0.04)
                                                                                                        ==========
SHARES USED IN COMPUTING:
   Pro forma basic and diluted net loss per share..........................                                 31,965
                                                                                                        ==========
------------------------------------------------------------------------------------------------------------------
(1) The following summarizes the departmental allocation of stock-based compensation:

Cost of service revenues...................................................         $      252          $      129
Selling and marketing......................................................                320                 221
Research and development...................................................                203                 118
General and administrative.................................................                271                 165
                                                                                    ----------          ----------
       Total stock-based compensation......................................         $    1,046          $      633
                                                                                    ==========          ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                          Three Months Ended
                                                                                   -------------------------------
                                                                                   September 30,        October 2,
                                                                                       2000                1999
                                                                                   -------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................................          $     529           $  (1,419)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation...........................................................                434                 333
   Stock-based consideration..............................................              1,523                 633
   Provision for doubtful accounts........................................                 80                  50
   Changes in assets and liabilities:
     Accounts receivable..................................................             (3,531)                236
     Prepaid expenses and other current assets............................               (842)               (946)
     Accounts payable.....................................................              1,855                (742)
     Accrued expenses.....................................................              3,143                 727
     Deferred revenues....................................................              1,068               1,703
                                                                                    ---------           ---------
       Net cash provided by continuing operations.........................              4,259                 575
                                                                                    ---------           ---------
       Net cash used in discontinued operations...........................                 --                (287)
                                                                                    ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment......................................               (806)               (488)
 Other assets.............................................................                525                  (8)
 Collection of notes receivable from stockholders.........................                738                  --
                                                                                    ---------           ---------
       Net cash provided by (used in) investing activities................                457                (496)
                                                                                    ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of lines of credit............................................                 --              (3,050)
 Proceeds from stock option exercises.....................................                715                  72
                                                                                    ---------           ---------
     Net cash provided by (used in) financing activities..................                715              (2,978)
                                                                                    ---------           ---------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS..........................               (368)               (256)
                                                                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................              5,063              (3,442)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD.................................            153,455              11,036
                                                                                    ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD.......................................          $ 158,518           $   7,594
                                                                                    =========           =========

NONCASH FINANCING ACTIVITY:
 Issuance of common stock in exchange for notes receivable from
  stockholders............................................................          $      --           $     245
                                                                                    =========           =========


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

                                MATRIXONE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended September 30, 2000 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2001.

     The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30/th/. The Company operates on thirteen week fiscal quarters that end on the Saturday closest to September 30/th/, December 31/st/ and March 31/st/. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

Concentrations of Credit Risk

     Revenues from one customer were approximately 15.1% of the Company's total revenues for the three months ended September 30, 2000, and accounts receivable from this customer represented approximately 10.3% of the Company's accounts receivable at September 30, 2000. Revenues from another customer were approximately 11.9% of the Company's total revenues for the three months ended September 30, 2000, and accounts receivable from a different customer represented approximately 10.5% of the Company's accounts receivable at September 30, 2000.

     Revenues from two customers were approximately 23.8% and 10.1% of the Company's total revenues for the three months ended October 2, 1999.

Note 2.  Stockholders Equity

     In connection with the exercise of stock options during fiscal 2000 and 1999, the Company issued shares of common stock in exchange for notes receivable from stockholders. During the three months ended September 30, 2000, the Company received payments of notes receivable aggregating $738.

     In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is reported as stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1,046 and $633 for the three months ended September 30, 2000 and October 2, 1999, respectively.

     During fiscal 2000, the Company issued a warrant to purchase 200 shares of common stock. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity and is amortized through charges to reduce revenues as the elements in the arrangement are delivered. During the three months ended September 30, 2000, the Company recorded a charge to reduce revenues of $477 related to the warrant.

Note 3. Basic and Diluted and Pro Forma Basic and Diluted Net Income (Loss) Per Share

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

     The Company's historical capital structure is not indicative of its prospective capital structure due to the conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in March 2000. Accordingly, pro forma basic and diluted net loss per share has been presented for the three months ended October 2, 1999 assuming the conversion of all outstanding shares of convertible preferred stock into common stock, as if the conversion had occurred on the original date of issuance.

     The calculation of basic and diluted and pro forma basic and diluted net income (loss) per share is as follows:

                                                                                                   Three Months Ended
                                                                                            --------------------------------
                                                                                            September 30,         October 2,
                                                                                                2000                 1999
                                                                                            -------------         ----------
Net income (loss):....................................................................        $     529           $  (1,419)
                                                                                              =========           =========
Shares used in computing basic and diluted and pro forma basic and diluted net income (loss) per share:
       Weighted average shares outstanding used in computing basic net
        income (loss) per share.......................................................           42,258               5,203
       Dilutive effect of stock options...............................................            8,082                  --
       Dilutive effect of warrant.....................................................               44                  --
                                                                                              ---------           ---------
       Shares used in computing diluted net income (loss) per share...................           50,384               5,203
                                                                                              =========
       Adjustment to reflect the effect of the conversion of preferred stock..........                               26,762
                                                                                                                  ---------
       Shares used in computing pro forma basic and diluted net loss per share........                               31,965
                                                                                                                  =========
Basic and diluted and pro forma basic and diluted net income (loss) per share:
       Basic net income (loss) per share..............................................        $    0.01           $   (0.27)
                                                                                              =========           =========
       Diluted net income (loss) per share............................................        $    0.01           $   (0.27)
                                                                                              =========           =========
       Pro forma basic and diluted net loss per share.................................                            $   (0.04)
                                                                                                                  =========

     Potentially dilutive common stock options and warrants aggregating 47 and 12,951 shares for the periods ended September 30, 2000 and October 2, 1999, respectively, have been excluded from the computation of basic and diluted and pro forma basic and diluted net loss per share because their inclusion would be antidilutive.

Note 4.  Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders' equity, except for stockholders' investments and distributions and deferred stock-based consideration. The components of comprehensive income (loss) are as follows:


                                                    Three Months Ended
                                               ----------------------------
                                               September 30,     October 2,
                                                   2000             1999
                                               -------------     ----------

Net income (loss)............................     $   529        $   (1,419)
Foreign currency translation adjustments.....        (701)               46
                                                  -------        ----------
Comprehensive loss...........................     $  (172)       $   (1,373)
                                                  =======        ==========


Note 5.  Related Party Transactions

     During the three months ended September 30, 2000 and fiscal 2000, the Company issued an executive officer of the Company notes receivable aggregating 3,338 Guilder ($1,336) to provide short-term liquidity to satisfy tax obligations incurred upon the vesting of the executive officer's stock options. The notes receivable are full recourse to the executive officer and are additionally collateralized by the underlying shares of common stock. The notes receivable bear interest at 6.0% and mature August 31, 2001.

Note 6.  Recently Issued Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending June 30, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 13 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000.

     Overview

     We are a provider of Intelligent Collaborative Commerce(TM) solutions. Our eMatrix suite of products serves as an Internet platform facilitating collaboration among different departments and geographic locations of global organizations. Our eMatrix software products also serve as a backbone for an enterprise to collaborate through the Internet with its customers, suppliers and other business partners. Enterprises use our eMatrix product line to integrate different business processes and facilitate the exchange of information, ideas and knowledge among parties collaborating on business activities, such as conceptual planning for new products, product design, design for manufacturability, plant resource utilization, new product introduction and customer service and support. This collaboration allows our customers to quickly and cost-effectively bring the right products and services to market.

     We generate revenues from licensing our eMatrix software products and providing professional services, training and maintenance and customer support services through our offices in the United States, Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and size of transactions. We expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations.
Revenues from our international operations represented 21.0% and 51.2% of our total revenues for the three months ended September 30, 2000 and October 2, 1999, respectively. Although we license our eMatrix software products to numerous customers, certain customers may represent more than 10% of our quarterly revenues. Revenues from two customers were approximately 15.1% and 11.9% of our total revenues for the three months ended September 30, 2000, and revenues from two different customers were approximately 23.8% and 10.1% of the Company's total revenues for the three months ended October 2, 1999. However, no single customer has represented more than 10% of our annual revenues in any of the last three fiscal years.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As of September 30, 2000, we had an accumulated deficit of approximately $38.3 million. We anticipate that our operating expenses will substantially increase in future periods and may exceed projected increases in revenues. We expect to expand our selling and marketing and services organizations, develop new distribution channels for our products and services, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we may incur significant net losses in the future. In view of the rapidly changing nature of our market, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

     The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000.


                                                  Three Months Ended
                                            -----------------------------
                                            September 30,      October 2,
                                                2000              1999
                                            -------------      ----------
Revenues:
   Software license....................         63.4%              53.7%
   Service.............................         36.6               46.3
                                               -----             ------
       Total revenues..................        100.0              100.0
                                               -----             ------
Cost of Revenues:
   Software license....................          6.3                7.3
   Service.............................         27.8               36.2
                                               -----             ------
       Total cost of revenues..........         34.1               43.5
                                               -----             ------
Gross profit...........................         65.9               56.5
                                               -----             ------
Operating Expenses:
   Selling and marketing...............         47.9               44.4
   Research and development............         12.5               10.7
   General and administrative..........          7.8                7.8
   Stock-based compensation............          3.7                4.6
                                               -----             ------
       Total operating expenses........         71.9               67.5
                                               -----             ------
Loss from Operations...................         (6.0)             (11.0)
Other Income (Expense).................          8.8                0.8
                                               -----             ------
Income (Loss) Before Income Taxes......          2.8              (10.2)
Provisions for Income Taxes............          0.9                 --
                                               -----             ------
Net Income (Loss)......................          1.9%             (10.2)%
                                               =====             ======

Comparison of Three Months Ended September 30, 2000 and October 2, 1999

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

     Software license revenues increased 142.8% to $18.1 million for the three months ended September 30, 2000 from $7.5 million for the three months ended October 2, 1999. The increase was primarily due to a $12.5 million increase in software license revenues in North America, offset by a decline in software license revenues from our international operations.

     Service revenues. We provide services to our customers and systems integrators, consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are provided on a time and materials or fixed-price basis. We recognize professional service revenues as the services are performed, on a percentage of completion basis, or upon customer acceptance. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. We recognize revenues from training services as the services are provided. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Revenues from maintenance contracts are recognized over the term of the contract on a straight-line basis.

     Service revenues increased 62.6% to $10.4 million for the three months ended September 30, 2000 from $6.4 million for the three months ended October 2, 1999. The increase was primarily due to a 30.3% increase in professional services revenues and a 131.9% increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 34.8% and 24.2% of service revenues for the three months ended September 30, 2000 and October 2, 1999, respectively.

     Cost of software licenses. Cost of software licenses consists of royalties paid to third parties for integration products and applications licensed to our customers and to Oracle for Oracle database licenses. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products, shipping costs and related labor. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed and the extent to which we pay royalties to third parties on integration products and applications.

     Cost of software licenses increased 78.7% to $1.8 million for the three months ended September 30, 2000 from $1.0 million for the three months ended October 2, 1999. The increase in cost of software licenses was primarily due to a $1.3 million increase in royalties resulting from increased licensing of third-party software, offset by a decrease in licensing of Oracle database licenses.

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

     Cost of services increased 58.2% to $8.0 million for the three months ended September 30, 2000 from $5.0 million for the three months ended October 2, 1999 primarily due to increased personnel costs to support the growth in our services organization offset by a decrease in the use of and cost for systems integrators. We also increased the amount of training we provided systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 139.5% to $18.8 million for the three months ended September 30, 2000 from $7.8 million for the three months ended October 2, 1999. Gross profit as a percentage of total revenues, or gross margin, increased to 65.9% for the three months ended September 30, 2000 from 56.5% for the three months ended October 2, 1999. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than service revenues and a decrease in the use of and cost for systems integrators. Gross margin on software licenses increased to 90.1% for the three months ended September 30, 2000 from 86.5% for the three months ended October 2, 1999 due to a decrease in the relative proportion of software we licensed from third parties. Gross margin from services increased to 23.8% for the three months ended September 30, 2000 from 21.7% for the three months ended October 2, 1999 due to the decreased use of systems integrators to provide professional services during the three months ended September 30, 2000.

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

     Selling and marketing expenses increased 121.7% to $13.7 million for the three months ended September 30, 2000 from $6.2 million for the three months ended October 2, 1999 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues increased to 47.9% for the three months ended September 30, 2000 from 44.4% for the three months ended October 2, 1999 primarily due to the factors previously discussed.

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

     Research and development expenses increased 141.8% to $3.6 million for the three months ended September 30, 2000 from $1.5 million for the three months ended October 2, 1999 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 12.5% for the three months ended September 30, 2000 from 10.7% for the three months ended October 2, 1999 due to the factors previously discussed.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and allocation of related facility expenses.

     General and administrative expenses increased 105.1% to $2.2 million for the three months ended September 30, 2000 from $1.1 million for the three months ended October 2, 1999 primarily due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues were 7.8% for each of the three months ended September 30, 2000 and October 2, 1999.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million and $0.6 million for the three months ended September 30, 2000 and October 2, 1999, respectively. We presently expect to record stock-based compensation of $4.2 million, $4.2 million, $3.6 million and $0.7 million in fiscal 2001, 2002, 2003 and 2004, respectively.

     Other income (expense). Other income (expense) fluctuates based on the amount of cash available for investment, borrowings under our lines of credit and realized and unrealized gains and losses on foreign currency transactions. Other income was $2.5 million for the three months ended September 30, 2000 and $0.1 million for the three months ended October 2, 1999. The increase was primarily due to a $2.4 million increase in interest income from higher levels of cash available for investment, as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement.

     Provision for income taxes. A provision for income taxes of $0.3 million was recorded during the three months ended September 30, 2000 based on the Company's estimate of income taxes expected to be due in certain states and foreign countries. No provision for income taxes was recorded for the three months ended October 2, 1999 due to accumulated net losses. To date, we have not recorded any tax benefits relating to our historical losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

     Liquidity and Capital Resources

     As of September 30, 2000, we had cash and equivalents of $158.5 million, an increase of $5.1 million from July 1, 2000. Our working capital was $149.1 million and $146.0 million as of September 30, 2000 and as of July 1, 2000, respectively. The increase in working capital was primarily attributable to cash generated from operations and cash received from option exercises and repayments of notes receivable.

     We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% and expires December 28, 2000. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% and expires on December 28, 2000. Borrowings under this working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of September 30, 2000, we had no borrowings outstanding under these lines of credit and $8.0 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of September 30, 2000.

     Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which was available for borrowing at September 30, 2000. Borrowings under this line of credit are limited to 100% of accounts receivable and bear interest at 11.25%.

     Net cash provided by continuing operations for the three months ended September 30, 2000 was $4.3 million resulting from our net income and increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets. Net cash provided by continuing operations was $0.6 million for the three months ended October 2, 1999 due to an increase in deferred revenues and accrued expenses, offset by our net loss and a decrease in accounts payable and an increase in prepaid expenses and other current assets.

     Net cash used by discontinued operations was $0.3 million for the three months ended October 2, 1999 and reflects payments of the severance and legal and accounting fees incurred in connection with the sale of Adra Systems, our legacy design and manufacturing business.

     Net cash provided by investing activities was $0.5 million for the three months ended September 30, 2000 and includes the collection of notes receivable and changes in other assets, offset by our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment to support our growth. Net cash used by investing activities was $0.5 million for the three months ended October 2, 1999 due to our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment. We expect that capital expenditures for the next 12 months will be approximately $5.0 million, primarily for the acquisition of computer hardware, computer software and other technology, leasehold improvements and office equipment.

     Net cash provided by financing activities was $0.7 million for the three months ended September 30, 2000 and includes the proceeds from stock option exercises. Net cash used by financing activities was $3.0 million for the three months ended October 2, 1999 and consisted of $3.1 million of repayments of our lines of credit, offset by the proceeds from stock option exercises.

     We currently anticipate that our current cash and equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing eMatrix products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Year 2000 Disclosure Statement

     We executed a plan designed to make the Company's products, information technology systems and equipment Year 2000 ready. To date, the Company has experienced no significant problems in our products, business interruptions or material adverse effects from the Year 2000 issue. However, we could still experience material unanticipated problems and costs caused by undetected errors or defects from the Year 2000 issue. We cannot guarantee that our Year 2000 readiness plan has been successfully implemented, and actual results could still differ materially from our plan.

Recently Issued Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending June 30, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

Cautionary Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline.

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

     We Have a History of Losses, May Incur Losses in the Future and May Not Maintain Profitability

     We have incurred substantial net losses from continuing operations in each of the past three fiscal years. We incurred net losses from continuing operations of approximately $6.5 million, $7.7 million and $10.9 million for fiscal 2000, 1999 and 1998, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $38.3 million. We expect to substantially increase our selling and marketing and research and development expenses, and as a result, we may incur net losses in future periods. We will need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Even though we were profitable during the three months ended September 30, 2000, we may not be able to sustain or increase profitability in the future on a quarterly or annual basis. Failure to sustain profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

     If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

     We have historically been unable to run our operations by cash generated from our business operations and have financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund the rapid expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

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

     We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

     Although we license our eMatrix software products to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. During the three months ended September 30, 2000 two customers represented approximately 15.1% and 11.9% of our total revenues. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our eMatrix product suite throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

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

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 21.0% of our revenues for the three months ended September 30, 2000 and 39.2% and 26.1% of our revenues in fiscal 2000 and 1999, respectively. Export sales from North America accounted for approximately 2.2% of our revenues for the three months ended September 30, 2000 and 9.8% and 4.2% of our revenues in fiscal 2000 and 1999, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia. Our ability to penetrate Asian markets may be impaired by resource constraints and the ability to hire qualified personnel in Asian countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

     Our Rapid Growth Is Placing a Significant Strain on Our Resources, and Our Business Will Suffer if We Fail to Manage Our Growth Properly

     We have rapidly expanded our revenues and operations, which has placed a significant strain on our resources. We have substantially increased, and plan to further increase, both the number of our employees and the geographic scope of our operations. In addition, we have hired several of our key executives in the last several years. Our management team has had limited experience managing a rapidly growing company. We expect our anticipated growth will further strain our management, operational and financial resources. Moreover, our ability to successfully offer our eMatrix line of software products and services and implement our business strategy in a new and rapidly evolving market requires effective planning and management. To accommodate our growth, we must:

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

     We Depend on Our Key Personnel to Manage Our Business Effectively, and if We Are Unable to Retain Key Personnel, Our Ability to Compete Could Be Harmed

     Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers and other key engineering, sales, marketing and support personnel who have critical industry or customer experience and relationships. None of our key personnel, other than Mark F. O'Connell, our President and Chief Executive Officer, and Johannes T.J. Ruigrok, our Senior Vice President of Worldwide Sales and Marketing, is bound by an employment agreement. We do not have key-man life insurance on any of our employees. The loss of the technical knowledge and management and industry expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could materially and adversely affect our operating results. In addition, our future performance depends upon our ability to attract and retain highly qualified sales, engineering, marketing, services and managerial personnel, and there is intense competition for such personnel. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

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

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the three months ended September 30, 2000 our stock price fluctuated between a lows of $23.875 per share and a high of $49.375 per share. During fiscal 2000, our stock price fluctuated between a low of $12.750 per share and a high of $84.438 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as:

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

     Our Executive Officers, Directors and Major Stockholders Have Significant Control, Which May Lead to Conflicts with Other Stockholders over Corporate Governance Matters

     As of September 8, 2000, executive officers, directors and holders of 5% or more of our outstanding common stock owned, in the aggregate, approximately 37.8% of our outstanding common stock. These stockholders are able to significantly influence all matters requiring approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We have international offices in Austria, Canada, England, France, Germany, Italy, Japan and The Netherlands. At September 30 and July 1, 2000, approximately 12.1% and 14.4%, respectively, of our total assets were located at our international subsidiaries. Approximately 21.0%, 39.2% and 26.1% of our revenues and 26.5%, 25.8% and 21.5% of our expenses for the three months ended September 30, 2000 and fiscal 2000 and fiscal 1999, respectively, were from our operations outside North America. These subsidiaries transact business in local currency or the Euro, but transact business with the U.S. parent in U.S. dollars. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At September 30, 2000, we had one forward contract denominated in Japanese yen outstanding. This outstanding forward contract is presented in the table below. The table presents the notional amount, at the contract exchange rate, and the contractual foreign currency exchange rate. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Table of Forward Contracts:

                                                                   Notional
     Functional Currency    Maturity Date   Notional Amount      Exchange Rate
     -------------------    -------------   ---------------      -------------
        Japanese Yen           12/28/00         $172,617             106.00

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

PART II - OTHER INFORMATION

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. We have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Except for the payment of the offering expenses, we have not used any of the proceeds from the initial public offering or concurrent private placement.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Index to Exhibits:

               Exhibit No.              Description
               -----------              -----------
                  10.1                  Employment Agreement dated
                                        November 1, 2000 between the
                                        Company and Mark F. O'Connell

                  27.1                  Financial Data Schedule

         (b) Reports on Form 8-K

             No Reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRIXONE, INC.


Dated:  November 7, 2000                By:  /s/ Maurice L. Castonguay
                                        ------------------------------
                                        Maurice L. Castonguay
                                        Chief Financial Officer,
                                        Vice President of Finance
                                        and Administration and
                                        Treasurer (principal financial
                                        and accounting officer)

                                 EXHIBIT INDEX


               Exhibit No.              Description
               -----------              -----------

                  10.1                  Employment Agreement dated
                                        November 1, 2000 between the
                                        Company and Mark F. O'Connell

                  27.1                  Financial Data Schedule