Form 10-Q
period 2000-12-30
MATRIXONE INC
filed 2001-02-09
CIK 786998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 30, 2000


                        Commission file number 000-29309
                    -----------------------------------------

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

                                 (978) 322-2000
              (Registrant's telephone number, including area code)
                    -----------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 6, 2001, there were 43,921,692 shares of Common Stock outstanding.

                                MATRIXONE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 30, 2000

                               TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION
         Item 1:    Financial Statements:

                    Condensed Consolidated Balance Sheets as of December 30, 2000
                      (unaudited) and July 1, 2000........................................................    1
                    Condensed Consolidated Statements of Operations for the Three Months and
                       Six Months Ended December 30, 2000 and January 1, 2000 (unaudited).................    2
                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                       December 30, 2000 and January 1, 2000 (unaudited)..................................    3
                    Notes to Condensed Consolidated Financial Statements..................................    4

         Item 2:    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...........................................................    7
                    Cautionary Statements.................................................................   15

         Item 3:    Quantitative and Qualitative Disclosures About Market Risk............................   26

PART II - OTHER INFORMATION

         Item 2:    Changes in Securities and Use of Proceeds.............................................   27

         Item 4:    Submission of Matters to a Vote of Security Holders...................................   28

         Item 6:    Exhibits and Reports on Form 8-K......................................................   28

         Signatures.......................................................................................   29

PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                                MATRIXONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                         December 30,          July 1,
                                                                                             2000                2000
                                                                                         -------------       ------------
                                                                                          (unaudited)
                                        ASSETS
CURRENT ASSETS:
    Cash and equivalents.............................................................      $   160,264       $    153,455
    Accounts receivable, net.........................................................           32,210             21,388
    Prepaid expenses and other current assets........................................            5,537              3,993
                                                                                           -----------       ------------
        Total current assets.........................................................          198,011            178,836
PROPERTY AND EQUIPMENT, NET..........................................................            6,725              4,615
OTHER ASSETS.........................................................................            2,295                966
                                                                                           -----------       ------------
                                                                                           $   207,031       $    184,417
                                                                                           ===========       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.................................................................      $    10,772       $      5,921
    Accrued expenses.................................................................           22,913             16,026
    Deferred revenues................................................................           14,095             10,877
                                                                                           -----------       ------------
        Total current liabilities....................................................           47,780             32,824
                                                                                           -----------       ------------
STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.01 par value, 5,000 authorized and none
     issued and outstanding..........................................................               --                 --
    Common stock, $.01 par value, 100,000 shares authorized, 43,222 and
     41,978 shares issued and outstanding............................................              432                420
    Additional paid-in capital.......................................................          206,973            205,344
    Notes receivable from stockholders...............................................               --               (738)
    Deferred stock-based consideration...............................................          (10,945)           (14,088)
    Accumulated deficit..............................................................          (36,108)           (38,826)
    Accumulated other comprehensive loss.............................................           (1,101)              (519)
                                                                                           -----------       ------------
       Total stockholders' equity....................................................          159,251            151,593
                                                                                           -----------       ------------
                                                                                           $   207,031       $    184,417
                                                                                           ===========       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                           ----------------------------------     --------------------------------
                                                              December 30,         January 1,      December 30,         January 1,
                                                                2000                2000               2000              2000
                                                          -----------------    --------------     --------------    --------------
REVENUES:
    Software license......................................    $     21,817       $      8,401      $     39,927       $     15,861
    Service...............................................          12,474              7,766            22,912             14,187
                                                              ------------       ------------      ------------       ------------
       Total revenues.....................................          34,291             16,167            62,839             30,048
                                                              ------------       ------------      ------------       ------------
COST OF REVENUES:
    Software license......................................           2,118                889             3,914              1,894
    Service (1)...........................................           9,232              6,203            17,184             11,230
                                                              ------------       ------------      ------------       ------------
       Total cost of revenues.............................          11,350              7,092            21,098             13,124
                                                              ------------       ------------      ------------       ------------
GROSS PROFIT..............................................          22,941              9,075            41,741             16,924
                                                              ------------       ------------      ------------       ------------
OPERATING EXPENSES:
    Selling and marketing (1).............................          15,248              7,500            28,929             13,671
    Research and development (1)..........................           4,245              1,634             7,823              3,114
    General and administrative (1)........................           2,295              1,203             4,514              2,285
    Stock-based compensation (1)..........................           1,040                859             2,086              1,492
                                                              ------------       ------------      ------------       ------------
       Total operating expenses...........................          22,828             11,196            43,352             20,562
                                                              ------------       ------------      ------------       ------------
INCOME (LOSS) FROM OPERATIONS.............................             113             (2,121)           (1,611)            (3,638)
                                                              ------------       ------------      ------------       ------------
OTHER INCOME (EXPENSE):
    Interest income.......................................           2,522                 70             4,984                178
    Other income (expense), net...........................             131                (28)              172                (38)
                                                              ------------       ------------      ------------       ------------
       Total other income (expense).......................           2,653                 42             5,156                140
                                                              ------------       ------------      ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES.........................           2,766             (2,079)            3,545             (3,498)
PROVISION FOR INCOME TAXES................................             577                 --               827                 --
                                                              ------------       ------------      ------------       ------------
NET INCOME (LOSS).........................................    $      2,189       $     (2,079)     $      2,718       $     (3,498)
                                                              ============       ============      ============       ============

BASIC NET INCOME (LOSS) PER SHARE.........................    $       0.05       $      (0.35)     $       0.06       $      (0.63)
                                                              ============       ============      ============       ============
DILUTED NET INCOME (LOSS) PER SHARE.......................    $       0.04       $      (0.35)     $       0.05       $      (0.63)
                                                              ============       ============      ============       ============
SHARES USED IN COMPUTING:
    Basic net income (loss) per share.....................          43,022              5,868            42,644              5,535
                                                              ============       ============      ============       ============
    Diluted net income (loss) per share...................          50,157              5,868            50,275              5,535
                                                              ============       ============      ============       ============

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE............                       $      (0.06)                        $      (0.11)
SHARES USED IN COMPUTING:                                                        ============                         ============
    Pro forma basic and diluted net loss per share........                             32,630                               32,298
                                                                                 ============                         ============

----------------------------------------------------------------------------------------------------------------------------------
 (1) The following summarizes the departmental allocation of stock-based compensation:

Cost of service revenues..................................    $        250       $        183      $        502       $        312
Selling and marketing.....................................             320                278               640                499
Research and development..................................             200                179               403                297
General and administrative................................             270                219               541                384
                                                           ---------------    ---------------   ---------------    ---------------
       Total stock-based compensation.....................    $      1,040       $        859      $      2,086       $      1,492
                                                              ============       ============      ============       ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                                 Six Months Ended
                                                                                           ----------------------------------
                                                                                            December 30,     January 1,
                                                                                                2000            2000
                                                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...............................................................          $   2,718       $    (3,498)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation.................................................................                932               628
       Stock-based consideration....................................................              2,980             1,492
       Provision for doubtful accounts..............................................                160               150
       Changes in assets and liabilities:
          Accounts receivable.......................................................            (10,413)           (2,216)
          Prepaid expenses and other current assets.................................             (1,601)           (3,163)
          Accounts payable..........................................................              3,835             1,466
          Accrued expenses..........................................................              7,038             3,107
          Deferred revenues.........................................................              3,214             2,492
                                                                                              ---------       -----------
              Net cash provided by continuing operations............................              8,863               458
                                                                                              ---------       -----------
              Net cash used in discontinued operations..............................                 (8)             (309)
                                                                                              ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.............................................             (3,044)           (1,328)
    Other assets....................................................................             (1,396)              (46)
    Collection of notes receivable from stockholders................................                738                 -
                                                                                              ---------       -----------
              Net cash used in investing activities.................................             (3,702)           (1,374)
                                                                                              ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of lines of credit...................................................                  -            (3,050)
    Proceeds from stock option exercises............................................              1,804               167
                                                                                              ---------       -----------
              Net cash provided by (used in) financing activities...................              1,804            (2,883)
                                                                                              ---------       ------------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS....................................               (148)              (78)
                                                                                              ---------       -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.....................................              6,809            (4,186)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...........................................            153,455            11,036
                                                                                              ---------       -----------
CASH AND EQUIVALENTS, END OF PERIOD.................................................          $ 160,264       $     6,850
                                                                                              =========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes......................................................          $      49       $         -
                                                                                              =========       ===========

NONCASH FINANCING ACTIVITY:
    Issuance of common stock in exchange for notes receivable from stockholders               $       -       $       245
                                                                                              =========       ===========

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

                                MATRIXONE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and six month periods ended December 30, 2000 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2001.

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

Concentrations of Credit Risk

     Revenues from one customer were approximately 11.8% and 12.1% of the Company's total revenues for the three and six months ended December 30, 2000, respectively. Revenues from another customer were approximately 14.1% and 11.6% of the Company's total revenues for the three and six months ended December 30, 2000, respectively, and accounts receivable from this customer represented approximately 11.2% of the Company's accounts receivable at December 30, 2000.

     Revenues from one customer were approximately 20.8% and 11.2% respectively, of the Company's total revenues for the three and six months ended January 1, 2000. Revenues from another customer were approximately 11.7% of the Company's total revenues for the six months ended January 1, 2000.

Note 2.  Stockholders Equity

     In connection with the exercise of stock options during fiscal 2000 and 1999, the Company issued shares of common stock in exchange for notes receivable from stockholders. During the six months ended December 30, 2000, the Company received full payment of the notes receivable aggregating $738.

     In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is reported as stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1,040 and $859 for the three months ended December 30, 2000 and January 1, 2000, respectively, and $2,086 and $1,492 for the six months ended December 30, 2000 and January 1, 2000, respectively.

     During fiscal 2000, the Company issued a warrant to a customer to purchase 200 shares of common stock at an exercise price of $25.00 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant on the date of grant. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity, and is amortized through charges to reduce revenues as the elements in the arrangement are delivered. During the three and six months ended December 30, 2000, the Company recorded a charge to reduce revenues of $417 and $894, respectively, related to the warrant.

Note 3. Basic and Diluted and Pro Forma Basic and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common stock equivalents, such as stock options, warrants and convertible preferred stock, using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

     The Company's historical capital structure is not indicative of its prospective capital structure due to the conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in March 2000. Accordingly, pro forma basic and diluted net loss per share has been presented for the three and six months ended January 1, 2000 assuming the conversion of all outstanding shares of convertible preferred stock into common stock, as if the conversion had occurred on the original date of issuance.

     The calculation of basic and diluted and pro forma basic and diluted net income (loss) per share is as follows:

                                                                  Three Months Ended                      Six Months Ended
                                                           -----------------------------------   -----------------------------------
                                                            December 30,         January 1,        December 30,         January 1,
                                                                2000                2000               2000                2000
                                                          ------------------ -----------------   ------------------ ----------------
Net income (loss):........................................     $     2,189       $   (2,079)        $     2,718         $   (3,498)
                                                               ===========       ==========         ===========         ==========

Shares used in computing basic and diluted and pro
  forma basic and diluted net income (loss) per share:
     Weighted average shares outstanding used in
           computing basic net income (loss) per share....          43,022            5,868              42,644              5,535
     Dilutive effect of stock options.....................           7,135               --               7,609                 --
     Dilutive effect of warrant...........................              --               --                  22                 --
                                                               -----------       ----------         -----------         ----------
     Shares used in computing diluted net income
           (loss) per share...............................          50,157            5,868              50,275              5,535
                                                               ===========                          ===========
     Adjustment to reflect the effect of the
           conversion of preferred stock..................                           26,762                                 26,763
                                                                                 ----------                             ----------
     Shares used in computing pro forma basic and
          diluted net loss per share......................                           32,630                                 32,298
                                                                                 ==========                             ==========

Basic and diluted and pro forma basic and diluted
 net income (loss) per share:
    Basic net income (loss) per share....................      $      0.05       $    (0.35)        $      0.06         $    (0.63)
                                                               ===========       ==========         ===========         ==========
     Diluted net income (loss) per share..................     $      0.04       $    (0.35)        $      0.05         $    (0.63)
                                                               ===========       ==========         ===========         ==========
     Pro forma basic and diluted net loss per share.......                       $    (0.06)                            $    (0.11)
                                                                                 ==========                             ==========

     Potentially dilutive common stock options and warrants aggregating 1,604 and 12,975 shares for the three months ended December 30, 2000 and January 1, 2000, respectively, and 826 and 12,996 shares for the six months ended December 30, 2000 and January 1, 2000, respectively, have been excluded from the computation of basic and diluted and pro forma basic and diluted net loss per share because their inclusion would be antidilutive.

Note 4.  Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders' equity, except for stockholders' investments and distributions and deferred stock-based consideration. The components of comprehensive income (loss) are as follows:


                                                                    Three Months Ended                    Six Months Ended
                                                           -------------------------------------  ----------------------------------
                                                            December 30,         January 1,        December 30,        January 1,
                                                                2000                2000               2000               2000
                                                          ------------------ ------------------- ------------------ ----------------
Net income (loss).........................................     $     2,189      $    (2,079)       $     2,718         $    (3,498)
Foreign currency translation adjustments..................             119             (110)              (582)                (64)
                                                               -----------      -----------        -----------         -----------
Comprehensive income (loss)...............................     $     2,308      $    (2,189)       $     2,136         $    (3,562)
                                                               ===========      ===========        ===========         ===========

Note 5.  Related Party Transactions

     During the six months ended December 30, 2000 and fiscal 2000, the Company issued an executive officer of the Company notes receivable aggregating 3,338 Guilder ($1,427) to provide short-term liquidity to satisfy tax obligations incurred upon the vesting of the executive officer's stock options. The notes receivable are full recourse to the executive officer and are additionally collateralized by the underlying shares of common stock. The notes receivable bear interest at 6.0% and mature August 31, 2001.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 15 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000.

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

     We generate revenues from licensing our eMatrix software products and providing professional services, training and maintenance and customer support services through our offices in the United States, Austria, Canada, England, France, Germany, Italy, Japan, Singapore and The Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and size of transactions. We expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations. Revenues from our international operations represented 26.4% and 41.2% of our total revenues for the three months ended December 30, 2000 and January 1, 2000, respectively, and 24.2% and 45.9% of our total revenues for the six months ended December 30, 2000 and January 1, 2000, respectively. Revenues from our export sales represented 7.2% and 6.6% of our total revenues for the three months ended December 30, 2000 and January 1, 2000, respectively, and 5.2% and 3.7% of our total revenues for the six months ended December 30, 2000 and January 1, 2000, respectively. Although we license our eMatrix software products to numerous customers, certain customers may represent more than 10% of our quarterly revenues. Revenues from two customers were approximately 14.1% and 11.8%, respectively, of our total revenues for the three months ended December 30, 2000, and approximately 11.6% and 12.1%, respectively, of our total revenues for the six months ended December 30, 2000. Revenues from a different customer were approximately 20.8% and 11.2% of our total revenues for the three and six months ended January 1, 2000. Revenues from another customer represented approximately 11.7% of our total revenues for the six months ended January 1, 2000. However, no single customer has represented more than 10% of our annual revenues in any of the last three fiscal years.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. Prior to the three month period ended December 30, 2000, these costs had exceeded total revenues. As of December 30, 2000, we had an accumulated deficit of approximately $36.1 million. We anticipate that our operating expenses will substantially increase in future periods and may exceed projected increases in revenues. We expect to expand our selling and marketing and services organizations, develop new distribution channels for our products and services, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we may incur significant net losses in the future. In view of the rapidly changing nature of our market, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

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

                                                                    Three Months Ended                     Six Months Ende
                                                           -------------------------------------  ----------------------------------
                                                            December 30,         January 1,        December 30,        January 1,
                                                                2000                2000               2000               2000
                                                          ------------------ ------------------- ------------------ ----------------
Revenues:
    Software license......................................             63.6%              52.0%             63.5%            52.8%
    Service...............................................             36.4               48.0              36.5             47.2
                                                           ----------------   ----------------  ----------------   --------------
      Total revenues......................................            100.0              100.0             100.0            100.0
                                                           ----------------   ----------------  ----------------   --------------
Cost of Revenues:
    Software license......................................              6.2                5.5               6.2              6.3
    Service...............................................             26.9               38.4              27.4             37.4
                                                           ----------------   ----------------  ----------------   --------------
      Total cost of revenues..............................             33.1               43.9              33.6             43.7
                                                           ----------------   ----------------  ----------------   --------------
Gross profit..............................................             66.9               56.1              66.4             56.3
                                                           ----------------   ----------------  ----------------   --------------
Operating Expenses:
    Selling and marketing.................................             44.5               46.4              46.0             45.5
    Research and development..............................             12.4               10.1              12.5             10.4
    General and administrative............................              6.7                7.4               7.2              7.6
    Stock-based compensation..............................              3.0                5.4               3.3              5.0
                                                           ----------------   ----------------  ----------------   --------------
      Total operating expenses............................             66.6               69.3              69.0             68.5
                                                           ----------------   ----------------  ----------------   --------------
Income (Loss) from Operations.............................              0.3              (13.2)             (2.6)           (12.2)
Other Income (Expense), net...............................              7.8                0.3               8.2              0.5
                                                           ----------------   ----------------  ----------------   --------------
Income (Loss) Before Income Taxes.........................              8.1              (12.9)              5.6            (11.7)
Provision for Income Taxes................................              1.7                 --               1.3               --
                                                           ------------------ ----------------  ------------------ --------------
Net Income (Loss).........................................              6.4%             (12.9)%             4.3%           (11.7)%
                                                           ================   ================  ================   ==============

Comparison of Three Months Ended December 30, 2000 and January 1, 2000

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

     Software license revenues increased 159.7% to $21.8 million for the three months ended December 30, 2000 from $8.4 million for the three months ended January 1, 2000. The increase was primarily due to a $12.5 million increase in software license revenues in North America and a $2.2 million increase in software license revenues in Japan, offset by a $1.3 million decrease in software license revenues from our European operations.

     Service revenues. We provide services to our customers and systems integrators, consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. We also perform a limited number of professional services on a fixed-price basis. We recognize professional service revenues as the services are performed, on a percentage of completion basis, or upon customer acceptance. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. We recognize revenues from training services as the services are provided. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Revenues from maintenance contracts are recognized over the term of the contract on a straight-line basis.

     Service revenues increased 60.6% to $12.5 million for the three months ended December 30, 2000 from $7.8 million for the three months ended January 1, 2000. The increase was primarily due to a 175.7% increase in maintenance revenues from new and renewed maintenance contracts and a 24.7% increase in professional services revenues. Maintenance revenues represented 37.2% and 21.7% of service revenues for the three months ended December 30, 2000 and January 1, 2000, respectively.

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

     Cost of software licenses increased 138.2% to $2.1 million for the three months ended December 30, 2000 from $0.9 million for the three months ended January 1, 2000. The increase in cost of software licenses was primarily due to a $1.2 million increase in royalties resulting from increased licensing of third-party software, offset by a decrease in licensing of Oracle database licenses.

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

     Cost of services increased 48.8% to $9.2 million for the three months ended December 30, 2000 from $6.2 million for the three months ended January 1, 2000 primarily due to increased personnel costs to support the growth in our services organization and an increase in the use of and cost for systems integrators. We also increased the amount of training we provided systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 152.8% to $22.9 million for the three months ended December 30, 2000 from $9.1 million for the three months ended January 1, 2000. Gross profit as a percentage of total revenues, or gross margin, increased to 66.9% for the three months ended December 30, 2000 from 56.1% for the three months ended January 1, 2000. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than service revenues and an increase in maintenance revenues. Gross margin on software licenses increased to 90.3% for the three months ended December 30, 2000 from 89.4% for the three months ended January 1, 2000 due to a decrease in the relative proportion of software we licensed from third parties. Gross margin from services increased to 26.0% for the three months ended December 30, 2000 from 20.1% for the three months ended January 1, 2000 primarily due to an increase in maintenance revenues.

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

     Selling and marketing expenses increased 103.3% to $15.2 million for the three months ended December 30, 2000 from $7.5 million for the three months ended January 1, 2000 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 44.5% for the three months ended December 30, 2000 from 46.4% for the three months ended January 1, 2000 primarily due to a larger revenue base.

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

     Research and development expenses increased 159.8% to $4.2 million for the three months ended December 30, 2000 from $1.6 million for the three months ended January 1, 2000 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 12.4% for the three months ended December 30, 2000 from 10.1% for the three months ended January 1, 2000 due to the factors previously discussed.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and allocation of related facility expenses.

     General and administrative expenses increased 90.8% to $2.3 million for the three months ended December 30, 2000 from $1.2 million for the three months ended January 1, 2000 primarily due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 6.7% for the three months ended December 30, 2000 from 7.4% for the three months ended January 1, 2000 primarily due to a larger revenue base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million and $0.9 million for the three months ended December 30, 2000 and January 1, 2000, respectively. We presently expect to record stock-based compensation of $4.2 million, $4.2 million, $3.6 million and $0.7 million in fiscal 2001, 2002, 2003 and 2004, respectively.

     Other income (expense). Other income (expense) fluctuates based on the amount of cash available for investment, borrowings under our lines of credit and realized and unrealized gains and losses on foreign currency transactions. Other income was $2.7 million for the three months ended December 30, 2000 and $42,000 for the three months ended January 1, 2000. The increase was primarily due to a $2.5 million increase in interest income from higher levels of cash available for investment, as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement.

     Provision for income taxes. A provision for income taxes of $0.6 million was recorded during the three months ended December 30, 2000 based on the Company's estimate of income taxes expected to be due in certain states and foreign countries. No provision for income taxes was recorded for the three months ended January 1, 2000 due to accumulated net losses. To date, we have not recorded any tax benefits relating to our historical losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of Six Months Ended December 30, 2000 and January 1, 2000

     Software license revenues. Software license revenues increased 151.7% to $39.9 million for the six months ended December 30, 2000 from $15.9 million for the six months ended January 1, 2000. The increase was primarily due to a $24.9 million increase in software license revenues in North America, offset by a decline in software license revenues from our European operations.

     Service revenues. Service revenues increased 61.5% to $22.9 million for the six months ended December 30, 2000 from $14.2 million for the six months ended January 1, 2000. The increase was primarily due to a 158.1% increase in maintenance revenues from new and renewed maintenance contracts and a 27.2% increase in professional services revenues. Maintenance revenues represented 36.0% and 22.5% of service revenues for the six months ended December 30, 2000 and January 1, 2000, respectively.

     Cost of software licenses. Cost of software licenses increased 106.7% to $3.9 million for the six months ended December 30, 2000 from $1.9 million for the six months ended January 1, 2000. The increase in cost of software licenses was primarily due to a $2.5 million increase in royalties resulting from increased licensing of third-party software, offset by a decrease in licensing of Oracle database licenses.

     Cost of services. Cost of services increased 53.0% to $17.2 million for the six months ended December 30, 2000 from $11.2 million for the six months ended January 1, 2000 primarily due to increased personnel costs to support the growth in our services organization and an increase in the use of and cost for systems integrators. We also increased the amount of training we provided systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 146.6% to $41.7 million for the six months ended December 30, 2000 from $16.9 million for the six months ended January 1, 2000. Gross profit as a percentage of total revenues, or gross margin, increased to 66.4% for the six months ended December 30, 2000 from 56.3% for the six months ended January 1, 2000. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than service revenues and an increase in maintenance revenues. Gross margin on software licenses increased to 90.2% for the six months ended December 30, 2000 from 88.1% for the six months ended January 1, 2000 due to a decrease in the relative proportion of software we licensed from third parties. Gross margin from services increased to 25.0% for the six months ended December 30, 2000 from 20.8% for the six months ended January 1, 2000 primarily due to an increase in maintenance revenues.

     Selling and marketing. Selling and marketing expenses increased 111.6% to $28.9 million for the six months ended December 30, 2000 from $13.7 million for the six months ended January 1, 2000 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues increased to 46.0% for the six months ended December 30, 2000 from 45.5% for the six months ended January 1, 2000 primarily due to the factors previously discussed.

     Research and development. Research and development expenses increased 151.2% to $7.8 million for the six months ended December 30, 2000 from $3.1 million for the six months ended January 1, 2000 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 12.5% for the six months ended December 30, 2000 from 10.4% for the six months ended January 1, 2000 due to the factors previously discussed.

     General and administrative. General and administrative expenses increased 97.5% to $4.5 million for the six months ended December 30, 2000 from $2.3 million for the six months ended January 1, 2000 primarily due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 7.2% for the six months ended December 30, 2000 from 7.6% for the six months ended January 1, 2000 due to a larger revenue base.

     Stock-based compensation. Stock-based compensation was $2.1 million and $1.5 million for the six months ended December 30, 2000 and January 1, 2000, respectively.

     Other income (expense). Other income was $5.2 million for the six months ended December 30, 2000 and $0.1 million for the six months ended January 1, 2000. The increase was primarily due to a $4.8 million increase in interest income from higher levels of cash available for investment, as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement.

     Provision for income taxes. A provision for income taxes of $0.8 million was recorded during the six months ended December 30, 2000 based on the Company's estimate of income taxes expected to be due in certain states and foreign countries. No provision for income taxes was recorded for the six months ended January 1, 2000 due to accumulated net losses.

     Liquidity and Capital Resources

     As of December 30, 2000, we had cash and equivalents of $160.3 million, an increase of $6.8 million from July 1, 2000. Our working capital was $150.2 million and $146.0 million as of December 30, 2000 and as of July 1, 2000, respectively. The increase in working capital was primarily attributable to cash generated from operations and cash received from stock option exercises and repayments of notes receivable from stockholders.

     We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% and expires December 28, 2001. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% and expires on December 28, 2001. Borrowings under this working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of December 30, 2000, we had no borrowings outstanding under these lines of credit and $7.3 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of December 30, 2000.

     Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which was available for borrowing at December 30, 2000. Borrowings under this line of credit are limited to 100% of accounts receivable and bear interest at 12.0%. As of December 30, 2000, we had no borrowings under this line of credit, which has no stated expiration date.

     Net cash provided by continuing operations for the six months ended December 30, 2000 was $8.9 million resulting from our net income and increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets. Net cash provided by continuing operations was $0.5 million for the six months ended January 1, 2000 due to increases in deferred revenues, accrued expenses and accounts payable, offset by our net loss and increases in accounts receivable and prepaid expenses and other current assets.

     Net cash used in discontinued operations reflects payments of legal and accounting fees incurred in connection with the sale of Adra Systems, our legacy design and manufacturing business.

     Net cash used in investing activities was $3.7 million for the six months ended December 30, 2000 and includes our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment to support our growth, a $1.9 million deposit for our new corporate offices and customer success center and the collection of notes receivable from stockholders. Net cash used in investing activities was $1.4 million for the six months ended January 1, 2000 due to our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment. We expect that capital expenditures for the next 12 months will be approximately $11.0 million, primarily for the acquisition of computer hardware, computer software and other technology, leasehold improvements and office furniture and equipment.

     Net cash provided by financing activities was $1.8 million for the six months ended December 30, 2000 and includes the proceeds from stock option exercises. Net cash used by financing activities was $2.9 million for the six months ended January 1, 2000 and consisted of $3.1 million of repayments of our lines of credit, offset by the proceeds from stock option exercises.

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

     We May Not Achieve Anticipated Revenues if Market Acceptance of Our eMatrix Line of Software Products Is Not Forthcoming

     We believe that revenues from licenses of our eMatrix suite of products, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our eMatrix line of products, including our integration and application products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our eMatrix line of products does not achieve widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our eMatrix line of products, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our integration and application products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

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

     We Have a History of Losses, May Incur Losses in the Future and May Not Maintain Profitability

     We have incurred substantial net losses from continuing operations in each of the past three fiscal years. We incurred net losses from continuing operations of approximately $6.5 million, $7.7 million and $10.9 million for fiscal 2000, 1999 and 1998, respectively. As of December 30, 2000, we had an accumulated deficit of approximately $36.1 million. We expect to substantially increase our selling and marketing and research and development expenses, and as a result, we may incur net losses in future periods. We will need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Even though we were profitable during the three and six months ended December 30, 2000, we may not be able to sustain or increase profitability in the future on a quarterly or annual basis. Failure to sustain profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

     If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

     Until recently, we had been unable to run our operations by cash generated from our business operations and have financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund the rapid expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

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

     We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

     Although we license our eMatrix software products to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. During the three months ended December 30, 2000 two customers represented approximately 14.1% and 11.8% of our total revenues. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our eMatrix product suite throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

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

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 24.2% of our revenues for the six months ended December 30, 2000 and 39.2% and 26.1% of our revenues in fiscal 2000 and 1999, respectively. Export sales from North America accounted for approximately 5.2% of our revenues for the six months ended December 30, 2000 and 9.8% and 4.2% of our revenues in fiscal 2000 and 1999, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia. Our ability to penetrate Asian markets may be impaired by resource constraints and the ability to hire qualified personnel in Asian countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

     We Occasionally Perform Consulting Projects on a Fixed-Price Basis, Which Could Cause a Decline in Our Gross Margins

     We occasionally perform consulting projects on a fixed-price basis. Prior to performing a consulting project, we estimate the amount of work involved. We may from time to time underestimate the amount of time or resources required. If we do not correctly estimate the amount of time or resources required, our gross margins could decline.

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

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the six months ended December 30, 2000 our stock price fluctuated between a low of $6.750 per share and a high of $49.375 per share. During fiscal 2000, our stock price fluctuated between a low of $12.750 per share and a high of $84.438 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as:

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

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We have international offices in Austria, Canada, England, France, Germany, Italy, Japan, Singapore and The Netherlands. At December 30 and July 1, 2000, approximately 13.0% and 14.4%, respectively, of our total assets were located at our international subsidiaries. Approximately 24.2%, 39.2% and 26.1% of our revenues and 25.6%, 25.8% and 21.5% of our expenses for the six months ended December 30, 2000 and fiscal 2000 and fiscal 1999, respectively, were from our operations outside the U.S. These subsidiaries transact business in local currency or the Euro, but transact business with the U.S. parent in U.S. dollars. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

     We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign currencies, primarily European and Asian, held until such receivables are collected and payables are disbursed. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These forward contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At December 30, 2000, we had one forward contract denominated in Japanese yen outstanding. This outstanding forward contract is presented in the table below. The table presents the notional amount, at the contract exchange rate, and the contractual foreign currency exchange rate. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Table of Forward Contracts:

                                                                                               Notional
     Functional Currency             Maturity Date              Notional Amount              Exchange Rate
     -------------------             -------------              ---------------              -------------
       Japanese Yen                    4/26/01                    18,297,360                     112.30

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Boston, Massachusetts on November 6, 2000. Of the 42,154,358 shares outstanding as of the record date, 29,197,204 shares were present or represented by proxy at the meeting. The following actions were voted upon at the meeting: (i) to elect the following director as a Class I Director to hold office until the 2003 Annual Meeting of Stockholders or until his successor is elected and qualified: James
F. Morgan - For - 29,154,358; Against - 42,846; (ii) to approve and adopt an amendment to the 1999 Stock Plan to increase the aggregate number of shares which may be issued thereunder from 1,500,000 to 3,000,000, and to ratify the 1999 Stock Plan - For - 26,817,006; Against - 2,370,900; Abstain - 9,298; and
(iii) to ratify the selection of the firm Arthur Andersen LLP as auditors for the fiscal year ending June 30, 2001 - For - 29,164,554; Against - 3,663; Abstain - 28,987.

     The term of office for the following directors continued after the meeting:
Ellen Carnahan (Class II), Daniel F. Holland (Class II), Mark F. O'Connell (Class III) and Charles R. Stuckey, Jr. (Class III).

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Index to Exhibits:

                  Exhibit No.       Description
                  -----------       -----------

                     10.1 Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and MatrixOne, Inc.

                     10.2 Loan Modification Agreement dated December 29, 2000 between MatrixOne, Inc. and Silicon Valley Bank.

                     10.3 Borrower Agreement dated February 1, 2001 between MatrixOne, Inc., the Export-Import Bank of the United States and Silicon Valley Bank.

                     21.1           Subsidiaries of the registrant.


          (b) Reports on Form 8-K

              The Company filed no Reports on Form 8-K during the three months ended December 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRIXONE, INC.


Dated:   February 9, 2001       By:  /s/ Maurice L. Castonguay
                                ------------------------------
                                Maurice L. Castonguay
                                Chief Financial Officer,
                                Vice President of Finance
                                and Administration and
                                Treasurer (principal financial
                                and accounting officer)

                                 EXHIBIT INDEX

            Exhibit No.       Description
            -----------       -----------

               10.1 Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and MatrixOne, Inc.

               10.2 Loan Modification Agreement dated December 29, 2000 between MatrixOne, Inc. and Silicon Valley Bank.

               10.3 Borrower Agreement dated February 1, 2001 between MatrixOne, Inc., the Export-Import Bank of the United States and Silicon Valley Bank.

               21.1           Subsidiaries of the registrant.