Form 10-Q
period 2001-03-31
MATRIXONE INC
filed 2001-05-10
CIK 786998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


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

    As of May 4, 2001, there were 44,916,982 shares of Common Stock outstanding.

                                MATRIXONE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 2001
                (unaudited) and July 1, 2000............................       1
              Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended March 31, 2001 and
                April 1, 2000 (unaudited)...............................       2
              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 2001 and April 1, 2000
                (unaudited).............................................       3
              Notes to Condensed Consolidated Financial Statements......       4

     Item 2:  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................       8
              Cautionary Statements.....................................      15

     Item 3:  Quantitative and Qualitative Disclosures About Market
                Risk....................................................      26

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings.........................................      27

     Item 2:  Changes in Securities and Use of Proceeds.................      28

     Item 6:  Exhibits and Reports on Form 8-K..........................      28

     Signatures.........................................................      29


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                                MATRIXONE, INC.

                     Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                                                March 31,        July 1,
                                                                                  2001            2000
                                                                               -----------     ----------
                                                                               (unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and equivalents....................................................      $167,938        $153,455
   Accounts receivable, net................................................        29,533          21,388
   Prepaid expenses and other current assets...............................         4,993           3,993
                                                                                 --------        --------
       Total current assets................................................       202,464         178,836
PROPERTY AND EQUIPMENT, NET................................................         9,879           4,615
OTHER ASSETS...............................................................         2,416             966
                                                                                 --------        --------
                                                                                 $214,759        $184,417
                                                                                 ========        ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................      $  7,733        $  5,921
   Accrued expenses........................................................        27,108          16,026
   Deferred revenues.......................................................        16,589          10,877
                                                                                 --------        --------
       Total current liabilities...........................................        51,430          32,824
                                                                                 --------        --------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value, 5,000 authorized and none
    issued and outstanding.................................................            --              --
   Common stock, $.01 par value, 100,000 shares authorized, 44,368 and
    41,978 shares issued and outstanding...................................           444             420
   Additional paid-in capital..............................................       207,693         205,344
   Notes receivable from stockholders......................................            --            (738)
   Deferred stock-based consideration......................................        (9,343)        (14,088)
   Accumulated deficit.....................................................       (33,526)        (38,826)
   Accumulated other comprehensive loss....................................        (1,939)           (519)
                                                                                 --------        --------
       Total stockholders' equity..........................................       163,329         151,593
                                                                                 --------        --------
                                                                                 $214,759        $184,417
                                                                                 ========        ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months Ended      Nine Months Ended
                                                             ----------------------  ----------------------
                                                              March 31,   April 1,    March 31,   April 1,
                                                                2001       2000         2001       2000
                                                             ----------------------  ----------------------
REVENUES:
    Software license.....................................     $22,426     $10,711     $ 62,353    $26,572
    Service..............................................      15,679       9,126       38,591     23,313
                                                              -------     -------     --------    -------
       Total revenues....................................      38,105      19,837      100,944     49,885
                                                              -------     -------     --------    -------
COST OF REVENUES:
    Software license.....................................       2,420       1,135        6,334      3,029
    Service (1)..........................................      11,490       7,148       28,674     18,378
                                                              -------     -------     --------    -------
       Total cost of revenues............................      13,910       8,283       35,008     21,407
                                                              -------     -------     --------    -------
GROSS PROFIT.............................................      24,195      11,554       65,936     28,478
                                                              -------     -------     --------    -------
OPERATING EXPENSES:
    Selling and marketing (1)............................      14,027      10,037       42,956     23,708
    Research and development (1).........................       5,608       2,429       13,431      5,543
    General and administrative (1).......................       2,673       1,550        7,187      3,835
    Stock-based compensation (1).........................       1,031       1,042        3,117      2,534
                                                              -------     -------     --------    -------
       Total operating expenses..........................      23,339      15,058       66,691     35,620
                                                              -------     -------     --------    -------
INCOME (LOSS) FROM OPERATIONS............................         856      (3,504)        (755)    (7,142)
                                                              -------     -------     --------    -------
OTHER INCOME (EXPENSE):
    Interest income......................................       2,355         667        7,339        845
    Interest expense.....................................          --         (45)          --        (45)
    Other income (expense), net..........................           9         (33)         181        (71)
                                                              -------     -------     --------    -------
       Total other income (expense)......................       2,364         589        7,520        729
                                                              -------     -------     --------    -------
INCOME (LOSS) BEFORE INCOME TAXES........................       3,220      (2,915)       6,765     (6,413)
PROVISION FOR INCOME TAXES...............................         638          --        1,465         --
                                                              -------     -------     --------    -------
NET INCOME (LOSS)........................................     $ 2,582     $(2,915)    $  5,300    $(6,413)
                                                              =======     =======     ========    =======

BASIC NET INCOME (LOSS) PER SHARE........................     $  0.06     $ (0.15)    $   0.12    $ (0.64)
                                                              =======     =======     ========    =======
DILUTED NET INCOME (LOSS) PER SHARE......................     $  0.05     $ (0.15)    $   0.11    $ (0.64)
                                                              =======     =======     ========    =======
SHARES USED IN COMPUTING:
    Basic net income (loss) per share....................      43,982      18,907       43,090      9,992
                                                              =======     =======     ========    =======
    Diluted net income (loss) per share..................      50,360      18,907       50,303      9,992
                                                              =======     =======     ========    =======
PRO FORMA BASIC AND DILUTED NET LOSS
     PER SHARE...........................................                 $ (0.08)                $ (0.19)
                                                                          =======                 =======
SHARES USED IN COMPUTING:
    Pro forma basic and diluted net loss per share.......                  36,258                  33,618
                                                                          =======                 =======

--------------------------------------------------------------------------------
(1) The following summarizes the departmental allocation of stock-based compensation:

Cost of service revenues.................................     $   249     $   249     $    751    $   561
Selling and marketing....................................         313         328          953        827
Research and development.................................         199         204          602        501
General and administrative...............................         270         261          811        645
                                                              -------     -------     --------    -------
       Total stock-based compensation....................     $ 1,031     $ 1,042     $  3,117    $ 2,534
                                                              =======     =======     ========    =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                             Nine Months Ended
                                                                                       ------------------------------
                                                                                         March 31,         April 1,
                                                                                            2001             2000
                                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...............................................................     $  5,300         $ (6,413)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation.................................................................        1,598              985
       Stock-based consideration....................................................        4,458            2,773
       Provision for doubtful accounts..............................................          223              148
       Changes in assets and liabilities:
          Accounts receivable.......................................................       (8,495)          (2,499)
          Prepaid expenses and other current assets.................................       (2,015)          (4,090)
          Accounts payable..........................................................          911            1,569
          Accrued expenses..........................................................       12,557            6,059
          Deferred revenues.........................................................        6,067            4,960
                                                                                         --------         --------
              Net cash provided by continuing operations............................       20,604            3,492
                                                                                         --------         --------
              Net cash used in discontinued operations..............................           (8)            (322)
                                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.............................................       (6,954)          (2,280)
    Other assets....................................................................       (1,531)             (54)
    Collection of notes receivable from stockholders................................          738              268
                                                                                         --------         --------
              Net cash used in investing activities.................................       (7,747)          (2,066)
                                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit....................................................           --            1,500
    Repayments of line of credit....................................................           --           (4,550)
    Proceeds from issuance of common stock, net.....................................           --          142,225
    Proceeds from stock option exercises............................................        2,659              754
                                                                                         --------         --------
              Net cash provided by financing activities.............................        2,659          139,929
                                                                                         --------         --------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS....................................       (1,025)            (522)
                                                                                         --------         --------
NET INCREASE  IN CASH AND EQUIVALENTS...............................................       14,483          140,511
CASH AND EQUIVALENTS, BEGINNING OF PERIOD...........................................      153,455           11,036
                                                                                         --------         --------
CASH AND EQUIVALENTS, END OF PERIOD.................................................     $167,938         $151,547
                                                                                         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes......................................................     $    254         $     --
                                                                                         ========         ========
    Cash paid for interest..........................................................     $     --         $     45
                                                                                         ========         ========
NONCASH FINANCING ACTIVITY:
    Issuance of common stock in exchange for notes receivable from stockholders          $     --         $    916
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

                                MATRIXONE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and nine month periods ended March 31, 2001 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 30, 2001.

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

Concentrations of Credit Risk

     Revenues from one customer were approximately 11.8% and 11.7% of the Company's total revenues for the three and nine months ended March 31, 2001, respectively, and accounts receivable from this customer represented approximately 11.4% of the Company's accounts receivable at March 31, 2001. Revenues from another customer were approximately 15.5% of the Company's total revenues for the three months ended March 31, 2001. Revenues from a third customer were approximately 10.9% of the Company's total revenues for the nine months ended March 31, 2001. Accounts receivable from a fourth customer represented approximately 11.0% of the Company's accounts receivable at March 31, 2001.

     Revenues from one customer were approximately 14.2% of the Company's total revenues for the three months ended April 1, 2000.

Note 2.  Stockholders Equity

     In connection with the exercise of stock options during fiscal 2000 and 1999, the Company issued shares of common stock in exchange for notes receivable from stockholders. During the nine months ended March 31, 2001, the Company received full payment of the notes receivable aggregating $738.

     In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1,031 and $1,042 for the three months ended March 31, 2001 and April 1, 2000, respectively, and $3,117 and $2,534 for the nine months ended March 31, 2001 and April 1, 2000, respectively.

     During fiscal 2000, the Company issued a warrant to a customer to purchase 200 shares of common stock at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant on the date of grant. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity, and is amortized through charges to reduce revenues as the elements in the arrangement are delivered. The Company recorded a charge to reduce revenues of $447 and $239 related to the warrant for the three months ended March 31, 2001 and April 1, 2000, respectively, and $1,341 and $239 for the nine months ended March 31, 2001 and April 1, 2000, respectively. The warrant was fully amortized as of March 31, 2001.

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

     The Company's historical capital structure is not consistent with its current capital structure due to the conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in March 2000. Accordingly, pro forma basic and diluted net loss per share has been presented for the three and nine months ended April 1, 2000 assuming the conversion of all outstanding shares of convertible preferred stock into common stock, as if the conversion had occurred on the original date of issuance.

     The calculation of basic and diluted and pro forma basic and diluted net income (loss) per share is as follows:

                                                                   Three Months Ended                    Nine Months Ended
                                                           ----------------------------------     ---------------------------------
                                                              March 31,           April 1,           March 31,           April 1,
                                                                2001                2000               2001                2000
                                                           ---------------     --------------     --------------      -------------
Net income (loss):........................................    $  2,582            $(2,915)           $ 5,300             $(6,413)
                                                              ========            =======            =======             =======
Shares used in computing basic and diluted and pro forma
   basic and diluted net income (loss) per share:
     Weighted average shares outstanding used in
        computing basic net income (loss) per share.......      43,982             18,907             43,090               9,992
     Dilutive effect of stock options.....................       6,378                 --              7,213                  --
                                                              --------            -------           --------             -------
     Shares used in computing diluted net income
        (loss) per share..................................      50,360             18,907             50,303               9,992
     Adjustment to reflect the effect of the
        conversion of preferred stock.....................          --             17,351                 --              23,626
                                                              --------            -------           --------             -------
     Shares used in computing pro forma basic and
        diluted net loss per share........................      50,360             36,258             50,303              33,618
                                                              ========            =======            =======             =======
Basic and diluted and pro forma basic and diluted net
   income (loss) per share:
     Basic net income (loss) per share....................    $   0.06            $ (0.15)           $  0.12             $ (0.64)
                                                              ========            =======            =======             =======
     Diluted net income (loss) per share..................    $   0.05            $ (0.15)           $  0.11             $ (0.64)
                                                              ========            =======            =======             =======
     Pro forma basic and diluted net loss per share.......                        $ (0.08)                               $ (0.19)
                                                                                  =======                                =======

     Potentially dilutive common stock options and warrants aggregating 1,699 and 10,977 shares for the three months ended March 31, 2001 and April 1, 2000, respectively, and 1,117 and 10,977 shares for the nine months ended March 31, 2001 and April 1, 2000, respectively, have been excluded from the computation of basic and diluted and pro forma basic and diluted net income (loss) per share because their inclusion would be antidilutive.

Note 4.  Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders' equity, except for stockholders' investments and distributions and deferred stock-based consideration. The components of comprehensive income (loss) are as follows:

                                                                   Three Months Ended                    Nine Months Ended
                                                           ----------------------------------     ---------------------------------
                                                              March 31,           April 1,           March 31,           April 1,
                                                                2001                2000               2001                2000
                                                           ---------------     --------------     --------------      -------------
Net income (loss).........................................    $  2,582            $(2,915)          $  5,300             $(6,413)
Foreign currency translation adjustments..................        (838)              (368)            (1,420)               (432)
                                                              --------            -------           --------             -------
Comprehensive income (loss)...............................    $  1,744            $(3,283)          $  3,880             $(6,845)
                                                              ========            =======           ========             =======

Note 5.  Related Party Transactions

     During the three months ended September 30, 2000 and fiscal 2000, the Company issued an executive officer of the Company notes receivable aggregating 3,232 Guilder ($1,288) to provide short-term liquidity to satisfy tax obligations incurred upon the vesting of the executive officer's stock options. The notes receivable are full recourse to the executive officer and are additionally collateralized by the underlying shares of common stock. The notes receivable bear interest at 6.0% per annum and mature August 31, 2001. As of March 31, 2001, the outstanding balances of these notes aggregated 727 Guilder ($290).

Note 6.  Subsequent Events

     On April 2, 2001, the Company settled a dispute relating to the May 1998 sale of Adra Systems, Inc., the Company's legacy design and manufacturing software business. The Company paid $275 to settle the dispute and will record a gain on sale of discontinued operations of approximately $300 during the quarter ended June 30, 2001 relating to the settlement. At March 31, 2001, the accrual related to this dispute was $602, which was recorded as part of the accounting for the discontinued operations in fiscal 1998.

Note 7.  Recently Issued Accounting Pronouncements

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

     We generate revenues from licensing our eMatrix software products and providing professional services, training and maintenance and customer support services through our offices in the United States, Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and The Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and size of transactions. We expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations. Revenues from our operations outside North America represented 24.3% and 32.3% of our total revenues for the three months ended March 31, 2001 and April 1, 2000, respectively, and 30.0% and 40.4% of our total revenues for the nine months ended March 31, 2001 and April 1, 2000, respectively. Revenues from our export sales represented 1.2% and 22.8% of our total revenues for the three months ended March 31, 2001 and April 1, 2000, respectively, and 4.1% and 11.9% of our total revenues for the nine months ended March 31, 2001 and April 1, 2000, respectively.

     Although we license our eMatrix software products to numerous customers, certain customers may represent more than 10% of our quarterly and year-to-date revenues. Revenues from one customer were approximately 11.8% and 11.7% of our total revenues for the three and nine months ended March 31, 2001, respectively. Revenues from another customer were approximately 15.5% of our total revenues for the three months ended March 31, 2001, and revenues from a third customer were approximately 10.9% of our total revenues for the nine months ended March 31, 2001. Revenues from a different customer were approximately 14.2% of our total revenues for the three months ended April 1, 2000. However, no single customer has represented more than 10% of our annual revenues in any of the last three fiscal years.

     On April 2, 2001, we settled a dispute relating to the May 1998 sale of Adra Systems, Inc., our legacy design and manufacturing software business. We paid $275 to settle the dispute and will record a gain on sale of discontinued operations of approximately $300 during the quarter ended June 30, 2001 relating to the settlement.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. Prior to the three month period ended December 30, 2000, these costs had exceeded total revenues. As of March 31, 2001, we had an accumulated deficit of approximately $33.5 million. We anticipate that our operating expenses will substantially increase in future periods and may exceed projected increases in revenues. We expect to expand our selling and marketing and services organizations, develop new distribution channels for our products and services, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we may incur significant net losses in the future. In view of the rapidly changing nature of our market, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

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

                                                                    Three Months Ended                     Nine Months Ended
                                                           ----------------------------------     ---------------------------------
                                                              March 31,           April 1,           March 31,          April 1,
                                                                2001                2000               2001               2000
                                                           --------------      --------------     --------------     --------------
Revenues:
    Software license......................................       58.9%              54.0%              61.8%              53.3%
    Service...............................................       41.1               46.0               38.2               46.7
                                                                -----              -----              -----              -----
      Total revenues......................................      100.0              100.0              100.0              100.0
                                                                -----              -----              -----              -----
Cost of Revenues:
    Software license......................................        6.3                5.7                6.3                6.1
    Service...............................................       30.2               36.1               28.4               36.8
                                                                -----              -----              -----              -----
      Total cost of revenues..............................       36.5               41.8               34.7               42.9
                                                                -----              -----              -----              -----
Gross Profit..............................................       63.5               58.2               65.3               57.1
                                                                -----              -----              -----              -----
Operating Expenses:
    Selling and marketing.................................       36.8               50.6               42.6               47.5
    Research and development..............................       14.7               12.2               13.3               11.1
    General and administrative............................        7.0                7.8                7.1                7.7
    Stock-based compensation..............................        2.7                5.3                3.1                5.1
                                                                -----              -----              -----              -----
      Total operating expenses............................       61.2               75.9               66.1               71.4
                                                                -----              -----              -----              -----
Income (Loss) from Operations.............................        2.3              (17.7)              (0.8)             (14.3)
Other Income (Expense), Net...............................        6.2                3.0                7.5                1.4
                                                                -----              -----              -----              -----
Income (Loss) Before Income Taxes.........................        8.5              (14.7)               6.7              (12.9)
Provision for Income Taxes................................        1.7                 --                1.4                 --
                                                                -----              -----              -----              -----
Net Income (Loss).........................................        6.8%             (14.7)%              5.3%             (12.9)%
                                                                =====              =====              =====              =====

Comparison of Three Months Ended March 31, 2001 and April 1, 2000

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

     Software license revenues increased 109.4% to $22.4 million for the three months ended March 31, 2001 from $10.7 million for the three months ended April 1, 2000. The increase was primarily due to software licensed to several new customers and additional software licensed to existing customers, as a result of both increased market penetration and acceptance of our products and the introduction of our Value Chain Portfolio of applications in the second quarter of fiscal 2001. Software license revenues in North America increased $10.9 million primarily due to software licensed to two new customers aggregating approximately $8.1 million and software licensed to several new and existing customers. Software license revenue in the United Kingdom increased $1.5 million primarily due to software licensed to an existing customer. Software license revenue in Europe, excluding the United Kingdom, decreased $0.7 million due to a decrease in software licensed to both new and existing customers.

     Service revenues. We provide services to our customers and systems integrators, consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. We also perform a limited number of professional services on a fixed-price basis. We recognize professional service revenues as the services are performed, on a percentage of completion basis or upon customer acceptance. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. We recognize revenues from training services as the services are provided. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Revenues from maintenance contracts are recognized over the term of the contract on a straight-line basis.

     Service revenues increased 71.8% to $15.7 million for the three months ended March 31, 2001 from $9.1 million for the three months ended April 1, 2000. The increase was primarily due to a 115.1% increase in maintenance revenues from new and renewed maintenance contracts and a 54.0% increase in professional services revenues resulting from an increase in the number of professional services employees providing billable implementation and consulting services. Maintenance revenues represented 34.1% and 27.2% of service revenues for the three months ended March 31, 2001 and April 1, 2000, respectively.

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

     Cost of software licenses increased 113.2% to $2.4 million for the three months ended March 31, 2001 from $1.1 million for the three months ended April 1, 2000. The increase in cost of software licenses was primarily due to a $1.7 million increase in royalties resulting from increased licensing of third-party software, offset by a $0.4 million decrease in royalties for Oracle database licenses and a decrease in other media and documentation costs.

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

     Cost of services increased 60.7% to $11.5 million for the three months ended March 31, 2001 from $7.1 million for the three months ended April 1, 2000 primarily due to increased personnel costs to support the growth in our services organization and an increase in the use of and cost for systems integrators. We also increased the amount of training we provided systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 109.4% to $24.2 million for the three months ended March 31, 2001 from $11.6 million for the three months ended April 1, 2000. Gross profit as a percentage of total revenues, or gross margin, increased to 63.5% for the three months ended March 31, 2001 from 58.2% for the three months ended April 1, 2000. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than service revenues and an increase in maintenance revenues. Gross margin on software licenses decreased to 89.2% for the three months ended March 31, 2001 from 89.4% for the three months ended April 1, 2000 due to an increase in the relative proportion of software we licensed from third parties, which are subject to royalties. Gross margin from services increased to 26.7% for the three months ended March 31, 2001 from 21.7% for the three months ended April 1, 2000 primarily due to an increase in maintenance revenues and an increase in gross margin on professional services due to operational efficiencies.

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

     Selling and marketing expenses increased 39.8% to $14.0 million for the three months ended March 31, 2001 from $10.0 million for the three months ended April 1, 2000 due to increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 36.8% for the three months ended March 31, 2001 from 50.6% for the three months ended April 1, 2000 primarily due to a larger revenue base and operational efficiencies.

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

     Research and development expenses increased 130.9% to $5.6 million for the three months ended March 31, 2001 from $2.4 million for the three months ended April 1, 2000 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 14.7% for the three months ended March 31, 2001 from 12.2% for the three months ended April 1, 2000 due to the factors previously discussed.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel and legal and accounting services.

     General and administrative expenses increased 72.5% to $2.7 million for the three months ended March 31, 2001 from $1.6 million for the three months ended April 1, 2000 primarily due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 7.0% for the three months ended March 31, 2001 from 7.8% for the three months ended April 1, 2000 primarily due to a larger revenue base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million for each of the three months ended March 31, 2001 and April 1, 2000, and $3.1 million and $2.5 million for the nine months ended March 31, 2001 and April 1, 2000, respectively. We presently expect to record stock-based compensation of $4.1 million, $4.1 million, $3.5 million and $0.7 million in fiscal 2001, 2002, 2003 and 2004, respectively.

     Other income (expense). Other income (expense) fluctuates based on the amount of cash available for investment, borrowings under our lines of credit and realized and unrealized gains and losses on foreign currency transactions. Other income was $2.4 million for the three months ended March 31, 2001 and $0.6 million for the three months ended April 1, 2000. The increase was primarily due to a $1.7 million increase in interest income from higher levels of cash available for investment, as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement in March 2000.

     Provision for income taxes. A provision for income taxes of $0.6 million was recorded during the three months ended March 31, 2001 based on our estimate of income taxes expected to be due in certain states and foreign countries. No provision for income taxes was recorded for the three months ended April 1, 2000 due to accumulated net losses. To date, we have not recorded any tax benefits relating to our historical losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of Nine Months Ended March 31, 2001 and April 1, 2000

     Software license revenues. Software license revenues increased 134.7% to $62.4 million for the nine months ended March 31, 2001 from $26.6 million for the nine months ended April 1, 2000. The increase was primarily due to software licensed to several new customers and additional software licensed to existing customers, as a result of both increased market penetration and acceptance of our products and the introduction of our Value Chain Portfolio of applications in the second quarter of fiscal 2001. Software license revenues in North America increased $36.1 million primarily due to software licensed to several new customers and additional software licensed to existing customers. Software license revenues in Europe decreased slightly due to a decrease in the average value of software licensed to new customers.

     Service revenues. Service revenues increased 65.5% to $38.6 million for the nine months ended March 31, 2001 from $23.3 million for the nine months ended April 1, 2000. The increase was primarily due to a 139.3% increase in maintenance revenues from new and renewed maintenance contracts and a 37.1% increase in professional services revenues. Maintenance revenues represented 35.2% and 24.4% of service revenues for the nine months ended March 31, 2001 and April 1, 2000, respectively.

     Cost of software licenses. Cost of software licenses increased 109.1% to $6.3 million for the nine months ended March 31, 2001 from $3.0 million for the nine months ended April 1, 2000. The increase in cost of software licenses was primarily due to a $4.5 million increase in royalties resulting from increased licensing of third-party software, offset by a $0.9 million decrease in royalties for Oracle database licenses and a decrease in other media and documentation costs.

     Cost of services. Cost of services increased 56.0% to $28.7 million for the nine months ended March 31, 2001 from $18.4 million for the nine months ended April 1, 2000 primarily due to increased personnel costs to support the growth in our services organization and an increase in the use of and cost for systems integrators. We also increased the amount of training we provided systems integrators in an effort to increase the number of systems integrators with eMatrix expertise.

     Gross profit. Gross profit increased 131.5% to $65.9 million for the nine months ended March 31, 2001 from $28.5 million for the nine months ended April 1, 2000. Gross profit as a percentage of total revenues, or gross margin, increased to 65.3% for the nine months ended March 31, 2001 from 57.1% for the nine months ended April 1, 2000. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than service revenues and an increase in maintenance revenues. Gross margin on software licenses increased to 89.8% for the nine months ended March 31, 2001 from 88.6% for the nine months ended April 1, 2000 due to a decrease in the relative proportion of software we licensed from third parties, which are subject to royalties. Gross margin from services increased to 25.7% for the nine months ended March 31, 2001 from 21.2% for the nine months ended April 1, 2000 primarily due to an increase in maintenance revenues and an increase in gross margin on professional services.

     Selling and marketing. Selling and marketing expenses increased 81.2% to $43.0 million for the nine months ended March 31, 2001 from $23.7 million for the nine months ended April 1, 2000 due to higher commission expense related to the growth in our revenues and increased personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 42.6% for the nine months ended March 31, 2001 from 47.5% for the nine months ended April 1, 2000 primarily due to a larger revenue base.

     Research and development. Research and development expenses increased 142.3% to $13.4 million for the nine months ended March 31, 2001 from $5.5 million for the nine months ended April 1, 2000 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 13.3% for the nine months ended March 31, 2001 from 11.1% for the nine months ended April 1, 2000 primarily due to the factors previously discussed.

     General and administrative. General and administrative expenses increased 87.4% to $7.2 million for the nine months ended March 31, 2001 from $3.8 million for the nine months ended April 1, 2000 primarily due to an increase in personnel costs to support the growth in our business. General and administrative expenses as a percentage of total revenues decreased to 7.1% for the nine months ended March 31, 2001 from 7.7% for the nine months ended April 1, 2000 primarily due to a larger revenue base.

     Stock-based compensation. Stock-based compensation was $3.1 million and $2.5 million for the nine months ended March 31, 2001 and April 1, 2000, respectively.

     Other income (expense). Other income was $7.5 million and $0.7 million for the nine months ended March 31, 2001 and April 1, 2000, respectively. The increase was primarily due to a $6.5 million increase in interest income from higher levels of cash available for investment, as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement in March 2000.

     Provision for income taxes. A provision for income taxes of $1.5 million was recorded during the nine months ended March 31, 2001 based on our estimate of income taxes expected to be due in certain states and foreign countries. No provision for income taxes was recorded for the nine months ended April 1, 2000 due to accumulated net losses.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash and equivalents of $167.9 million, an increase of $14.5 million from July 1, 2000. Our working capital was $151.0 million and $146.0 million as of March 31, 2001 and July 1, 2000, respectively. The increase in working capital was primarily attributable to cash generated from operations and cash received from stock option exercises and repayments of notes receivable from stockholders.

     We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% per annum and expires December 28, 2001. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% per annum and expires on December 28, 2001. Borrowings under this working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of March 31, 2001, we had no borrowings outstanding under these lines of credit and $7.9 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of March 31, 2001.

     Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which was available for borrowing at March 31, 2001. Borrowings under this line of credit are limited to 100% of accounts receivable and bear interest at 12.0% per annum. As of March 31, 2001, we had no borrowings under this line of credit, which has no stated expiration date.

     Net cash provided by continuing operations for the nine months ended March 31, 2001 was $20.6 million resulting from our net income and increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets. Net cash provided by continuing operations was $3.5 million for the nine months ended April 1, 2000 due to increases in deferred revenues, accrued expenses and accounts payable, offset by our net loss and increases in accounts receivable and prepaid expenses and other current assets.

     Net cash used in discontinued operations reflects payments of legal and accounting fees incurred in connection with the sale of Adra Systems, our legacy design and manufacturing business.

     Net cash used in investing activities was $7.7 million for the nine months ended March 31, 2001 and includes our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment to support our growth and a $1.9 million security deposit for our new corporate offices and customer success center, offset in part by the collection of notes receivable from stockholders. Net cash used in investing activities was $2.1 million for the nine months ended April 1, 2000 due to our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment. We expect that capital expenditures for the next 12 months will be approximately $12.0 million, primarily for the acquisition of computer hardware, computer software and other technology, leasehold improvements and office furniture and equipment.

     Net cash provided by financing activities was $2.7 million for the nine months ended March 31, 2001 and consisted of the proceeds from stock option exercises. Net cash provided by financing activities was $139.9 million for the nine months ended April 1, 2000 and included the proceeds from our initial public offering and concurrent private placement of $142.2 million and net repayments of our lines of credit of $3.1 million.

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

     We Have a History of Losses, May Incur Losses in the Future and May Not Maintain Profitability

     We have incurred substantial net losses from continuing operations in each of the past three fiscal years. We incurred net losses from continuing operations of approximately $6.5 million, $7.7 million and $10.9 million for fiscal 2000, 1999 and 1998, respectively. As of March 31, 2001, we had an accumulated deficit of approximately $33.5 million. We expect to substantially increase our selling and marketing and research and development expenses, and as a result, we may incur net losses in future periods. We will need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Even though we were profitable during the three and nine months ended March 31, 2001, we may not be able to sustain or increase profitability in the future on a quarterly or annual basis. Failure to sustain profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

     . the level of royalty payments on licensed, third-party software and our integration products and applications.

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

     Weakening of World Wide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates, Decreased Revenues or Reduced Profitability

     The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. Because our sales are primarily to major corporate customers, our business also depends on general economic and business conditions. A softening of demand for computer software and services caused by a weakening of the economy, particularly in the United States, may result in lower revenue growth rates, decreased revenues or reduced profitability. In this weakened economy, we therefore cannot assure you that we will be able to effectively promote future growth in our software and services revenues or maintain our level of profitability.

     We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

     Although we license our eMatrix software products to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. During the three months ended March 31, 2001, two customers represented approximately 15.5% and 11.8% of our total revenues. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our eMatrix product suite throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

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

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 30.0% of our revenues for the nine months ended March 31, 2001 and 39.2% and 26.1% of our revenues in fiscal 2000 and 1999, respectively. Export sales from North America accounted for approximately 4.1% of our revenues for the nine months ended March 31, 2001 and 9.8% and 4.2% of our revenues in fiscal 2000 and 1999, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia. Our ability to penetrate Asian markets may be impaired by resource constraints and the ability to hire qualified personnel in Asian countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into our eMatrix product suite, including database technology from Oracle and CORBA from IONA Technologies. We also license from third parties our eMatrix integration products and applications. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our eMatrix software products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation.

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

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the nine months ended March 31, 2001, our stock price fluctuated between a low bid price of $6.750 per share and a high bid price of $49.375 per share. During fiscal 2000, our stock price fluctuated between a low bid price of $12.750 per share and a high bid price of $84.438 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as:

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

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We have international offices in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and The Netherlands. At March 31, 2001 and July 1, 2000, approximately 14.6% and 14.4%, respectively, of our total assets were located at our international subsidiaries. Approximately 30.0%, 39.2% and 26.1% of our revenues for the nine months ended March 31, 2001, fiscal 2000 and fiscal 1999, respectively, were from our operations outside North America. In addition, approximately 27.6%, 25.8% and 21.5% of our expenses for the nine months ended March 31, 2001, fiscal 2000 and fiscal 1999, respectively, were from our operations outside the U.S. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

     We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign currencies held until such receivables are collected and payables are disbursed. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These forward contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At March 31, 2001, we had five forward contracts outstanding. These outstanding forward contracts are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Table of Forward Contracts:

                                                                                      Notional
Functional Currency        Position        Maturity Date       Notional Amount      Exchange Rate
-------------------        --------        -------------       ---------------      -------------
   Japanese Yen              Sell             4/26/01             18,297,360           112.300
   Japanese Yen            Purchase           4/26/01             18,297,360           123.100
       Euro                  Sell             4/12/01                763,437             1.123
       Euro                Purchase           4/12/01                729,809             1.081
       Euro                Purchase           4/12/01                763,437             1.066

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

     Our interest income is sensitive to changes in the general level of U.S. interest rates, and to a lesser extent, interest rates in Europe and Japan, particularly since the majority of our investments are in short-term instruments. We deposit our cash in highly rated financial institutions in North America, Europe and the Far East and invest in diversified U.S. and international money market investments, U.S. Treasury and Agency Securities, and Commercial Paper of U.S. Corporations with remaining maturities of less than 90 days. Due to the short-term nature of our investments, we believe that we have minimal market risk.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     On April 3, 2001, an arbitration proceeding brought against the Company by SofTech, Inc. was dismissed with prejudice, and the parties mutually released each other from any and all prior claims, pursuant to an agreement between the parties dated April 2, 2001. The arbitration proceeding, which had been before the American Arbitration Association in Boston, Massachusetts, alleged fraud, unfair and deceptive trade practices, and breach of contract in connection with the sale of assets of Adra Systems, Inc. to SofTech, Inc. in 1998.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Index to Exhibits:

                 Exhibit No.              Description
                 -----------              -----------
                    21.1                  Subsidiaries of the registrant.

         (b) Reports on Form 8-K

             The Company filed no Reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIXONE, INC.


Dated:  May 10, 2001                      By:  /s/ Maurice L. Castonguay
                                          ---------------------------------
                                          Maurice L. Castonguay
                                          Chief Financial Officer,
                                          Vice President of Finance
                                          and Administration and
                                          Treasurer (principal financial
                                          and accounting officer)

                                 EXHIBIT INDEX


                 Exhibit No.              Description
                 -----------              -----------
                    21.1                  Subsidiaries of the registrant.