Form 10-K405
period 2001-06-30
MATRIXONE INC
filed 2001-09-19
CIK 786998

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2001

                       Commission File Number 000-29309
                            _______________________

                                MATRIXONE, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                         02-0372301
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              210 Littleton Road
                         Westford, Massachusetts 01886
         (Address, including zip code, of principal executive offices)

                                (978) 589-4000
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant To Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                               (Title of class)
                            _______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 10, 2001, there were 45,554,114 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the NASDAQ National Market on September 10, 2001) was approximately $419,097,849.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2001 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended June 30, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                MATRIXONE, INC.
                          ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I

         Item 1:    Business............................................................................   1
         Item 2:    Properties..........................................................................  11
         Item 3:    Legal Proceedings...................................................................  11
         Item 4:    Submission of Matters to a Vote of Security Holders.................................  11

PART II

         Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters...............  12
         Item 6:    Selected Financial Data.............................................................  12
         Item 7:    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.......................................................................  14
         Item 7A:   Quantitative and Qualitative Disclosures About Market Risk..........................  35
         Item 8:    Financial Statements and Supplementary Data.........................................  36
         Item 9:    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure................................................................  59

PART III

         Item 10:   Directors and Executive Officers of the Registrant..................................  59
         Item 11:   Executive Compensation..............................................................  59
         Item 12:   Security Ownership of Certain Beneficial Owners and Management......................  59
         Item 13:   Certain Relationships and Related Transactions......................................  59

PART IV

         Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  60
         Signatures.....................................................................................  64

PART I

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. MatrixOne, Inc. makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as "may," "will," "should," "could," "future," "estimates," "predicts," "potential," "believes," "anticipates," "plans," "expects," "intends," and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed in Item 7 under "Cautionary Statements."

ITEM 1:  BUSINESS

General

     MatrixOne, Inc. is a provider of product collaboration software. Our products include our eMatrix(TM) collaboration platform, Value Chain Portfolio(TM) applications, Application Exchange Framework(TM), development tools and integration products. Our products facilitate collaboration among employees of global organizations and with an organization's customers, suppliers and other business partners through the Internet. Our products also allow the integration of different business processes and facilitate the exchange of information, ideas and knowledge among parties collaborating on business activities. This collaboration allows our customers to quickly and cost-effectively bring the right products and services to market.

     The eMatrix collaboration platform is the core framework that enables our customers to quickly adapt to changing business requirements, proactively deliver information and conduct secure business collaboration over the Internet using industry-standard, advanced architectures, protocols and technologies. With its multiple methodologies of security, customers can confidently deploy our product collaboration software in a variety of popular web-server architectures. The Value Chain Portfolio applications automate specific product lifecycle business processes, from the early stages of product design to manufacturing. All of these applications work out-of-the-box and are easily tailorable to unique business requirements. Our Application Exchange Framework enables the development of applications that automatically inherit the technical capabilities of the eMatrix collaboration platform. Our integration products allow a company to easily link many of the most popular business applications, legacy systems and other technology to our product collaboration software. These integration products provide clear, functional programming interfaces that enable third-party developers to seamlessly weave their products into the eMatrix environment.

     We offer a variety of services that complement our product collaboration software. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers' planning, design, manufacturing, sales and service practices. We also provide training, maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have an extensive global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers perform their own implementation and integration or use their preferred systems integrators.

     We incorporated in Delaware under the name Adra Systems, Inc. in July 1983. In October 1997, we changed our name to MatrixOne, Inc., and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our product collaboration software. Our principal executive offices are located at 210 Littleton Road, Westford, Massachusetts 01886, and our telephone number is (978) 589-4000. Our Internet address is www.matrixone.com. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Principal Products

     Our product collaboration software allows companies and electronic marketplaces and their partners and customers to securely integrate business processes over the Internet and modify processes and relationships to respond to changing business requirements. Our product collaboration software consists of our eMatrix collaboration platform, Value Chain Portfolio applications, Application Exchange Framework, development tools and integration products. Our customers typically acquire one or more server licenses depending on the number of users and their geographic locations. Our customers separately purchase applications, development tools and integration products that simplify everyday business activities and connect their existing applications to the eMatrix collaboration platform. We charge our customers on a concurrent user basis for our eMatrix collaboration platform and for our applications and on a per server or per user basis for our integration products.

     eMatrix Collaboration Platform

     Our eMatrix collaboration platform enables users to define, store, secure, change, find and replicate content and processes. Our Internet architecture combines several elements: Web interfaces, business modeler, XML capabilities, collaboration services and a system manager.

     TheWeb interfaces enable users to view and use an organization's content and processes with minimal training using Microsoft Internet Explorer, Netscape Communicator or other commercially available Web browsers, as well as through hand-held devices using Wireless Application Protocols (WAP). The business modeler allows business managers to create models of their business processes using a point-and-click visual interface. These models provide a representation of the customer's business information and associated business rules. The business modeler is dynamic, which permits real-time changes to the model without impacting day-to-day user activities or incurring costly system interruptions. The collaboration services add value to an organization's enterprise data by applying process capabilities to it such as event triggers, access rights, revision control, lifecycle management, workflow, security, vaulting and e-mail, cell phone and pager notification.

     Through Java Server Pages (JSP) capabilities, users can dynamically make Web pages that include content from our eMatrix collaboration platform or any connected external sources to develop dynamic applications. XML exchange enables customers to store, query, import and export business models, objects and files as XML messages. XML exchange enables companies to compare business models and allows queries to the database that are easily parsed and structured. XML exchange also allows XML messages to be mapped to messages. The system manager, which speeds implementation and minimizes maintenance time, provides for the administration of global storage and database resources. The system manager provides a point-and-click visual interface for managing database and file servers and their replication when necessary. The eMatrix collaboration platform works with popular Web servers from Netscape, Microsoft, IBM, BEA and other leading software providers.

     Value Chain Portfolio Applications

     Working together with the eMatrix collaboration platform, the Value Chain Portfolio applications automate specific product lifecycle business processes, from the early stages of product design to manufacturing. The Value Chain Portfolio applications include:

 .    Configurator Central(TM) - enables organizations to create a sharable definition of product features, options, parts and part dependencies and constraints early in the design phase, when it is most helpful. Configurator Central gives authorized people with a web browser immediate, task-focused access to this information over the Internet, enabling them to "build" value custom products. With Configurator Central, a company is able to accelerate sales, advance order processing and improve customer relations.

 .    Engineering Central(TM) - manages all of the critical information concerning parts and processes, such as engineering changes, to enable faster and more efficient operations throughout the product life cycle. Engineering Central provides a secure, easy-to-use environment for creating the integrated, efficient data sets that are the required foundation for effective product and process collaboration.

 .    Request Central(TM) - automates the request-for-quotation (RFQ) process, providing an easy way to submit RFQs and to detect and fix any errors in bid packages immediately. Request Central notifies through e-mail RFQ status and enables participation in discussions, dramatically reducing the time it takes to respond to orders, as well as improving privacy.

 .    Software Central(TM) - establishes a full-function, flexible environment for advancing software development. This web-based application promotes the results-based project management necessary to bring complex products to market. Because Software Central encourages feature-driven development, it simultaneously enables customers to accelerate time-to-market and increases the ability to innovate.

 .    Supplier Central(TM) - enables a company to collaborate with its suppliers at the earliest stages of product development when it has the most impact on cost and innovation. Supplier Central facilitates the packaging and transfer of product information to strategic suppliers for bidding and managing supplier relationships efficiently.

 .    Team Central - creates collaborative virtual workspaces for global project teams. Team central supports the dynamic nature of project teams by providing a flexible, secure environment for information exchange and collaboration, and by managing a team's structure in real-time. Collaborative virtual teams can dramatically increase the innovation, speed and effectiveness of core functions such as product development, program management and strategic sourcing.

     Application Exchange Framework

     The Application Exchange Framework enables the development of applications by customers and third-party developers. All applications developed for the Application Exchange Framework automatically inherit the technical capabilities of the eMatrix collaboration platform, such as dynamic business process modeling; fine-grained, role based access controls; proactive information delivery; and the ability to work across multiple data types and to securely extend business processes across the Internet.

     eMatrix Development Tools

     Our eMatrix Application Development Kit provides the tools and documentation for our customers and systems integrators to create their own collaborative Internet applications. We also offer an eMatrix Application Library, which is a collection of widely used eMatrix application components developed by our services organization. We continuously add new components to this library, and we distribute this library quarterly to provide our customers and systems integrators the benefit of our latest implemented solutions.

     eMatrix Integration Products

     Our eMatrix integration products facilitate the exchange of information between our eMatrix collaboration platform and other software applications and allow our customers to use their existing information technology infrastructures to access, control and reuse information stored in enterprise applications. In order to accelerate the market acceptance of our platform, we jointly developed the majority of our integration products with third parties that had particular application or domain expertise. Following the development of these integration products, our partners generally assume responsibility for their maintenance and support in exchange for a royalty.

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

Product Technology and Architecture

     Our product collaboration software is based on an Internet architecture utilizing open standards and XML technology and is enhanced by our proprietary technology for information integration and accelerated content delivery. An enterprise can choose from a variety of popular Web server architectures to deploy their solution with no change to their business logic and can base their solution on any mix of distributed software architectures, including Enterprise Java Beans (EJB), Remote Method Invocation (RMI) and Common Object Request Broker Architecture (CORBA). Our eMatrix product collaboration software also offers XML capabilities that allow companies to exchange messages and content with collaborating partners or industry exchanges. Messages can comply with the evolving standard vocabularies such as RosettaNet, cXML or BizTalk or those independently defined. The result is a scalable, flexible system that virtually eliminates the need for lengthy in-house development of complex custom software, thereby resulting in a low cost of ownership. The software consists of an Internet platform, tailorable business process applications, reusable business process components, integrations to third-party software and development tools.

     At the center of our architecture is the eMatrix collaboration platform, which runs on Microsoft NT or UNIX operating systems. The eMatrix collaboration platform is the intermediary between the eMatrix Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. Mobile users can be connected to the server through WAP. The eMatrix collaboration platform is compliant with hypertext transport protocol (HTTP) and secure HTTP, providing the business model and XML representations to HTML, Java and Wireless Markup Language (WML) applications.

     The Web user interfaces are Java and HTML-based applications that can run on Microsoft Internet Explorer, Netscape Communicator and other commercially available Web browsers as well as WAP-based devices. There are also Windows and UNIX versions of our products for users who prefer to run the applications on their desktop computers, rather than a Web browser interface. We support numerous operating systems including Windows 95, Windows 98, Windows 2000, Windows NT, Digital UNIX, Hewlett Packard HP-UX, IBM AIX, SGI Irix and Sun Solaris. We follow the Microsoft standards for Windows 95, Windows 98 and Windows 2000 and the Internet standards for Java running with Microsoft Internet Explorer and Netscape Communicator.

     The storage layer includes support for multiple Oracle database servers and multiple file servers using standard file transfer protocols. We also provide an enterprise application integration capability that can exchange data with virtually any Web, legacy or incumbent application.

     We provide simultaneous support for multiple languages within the business model, which means that users of our product collaboration software can work in different languages at the same time. We typically distribute our products in a single global release. Our products generally support Chinese, English, French, German, Italian, Japanese and Korean, and we intend to provide localization for additional languages as required.

     We have entered into various platform alliances to ensure our products are based on open industry standards and to enable us to take advantage of current and emerging technologies. We are marketing partners with Oracle, Hewlett-Packard, IBM, Silicon Graphics and Sun Microsystems. To promote the development, definition, adoption, implementation and growth of open standards, we work with several industry standards organizations, such as the World Wide Web Consortium, also known as W3C, Object Management Group, also known as OMG, RosettaNet, and the National Institute of Standards and Technology, also known as NIST, and a variety of industry-specific standards organizations.

Services

     We offer professional services, training, maintenance and customer support directly through our own services organization and indirectly through our third-party network. Our services organization is committed to ensuring that our customers successfully utilize our products. We believe we have a high customer satisfaction level as a result of a combination of our unique software implementation methodology, our large, global partner network, and our professional services, training, maintenance and customer support programs. These programs are available globally and are designed to enable the rapid implementation of our products so our customers receive the benefits from their investment quickly. Our services are also designed to make our software easy to use and maintain, thus lowering ongoing costs to our customers. In fiscal 2001, we increased our services organization from 139 to 223 employees.

     Professional Services

     Customers may choose to implement our products by utilizing our professional services personnel or systems integrators or by themselves. Although implementation times vary with the scope of the applications being implemented, the number of users and the number of geographic locations involved, certain applications can be implemented in as little as two weeks.

     We offer implementation of our products through our services organization primarily on a time and materials basis. We provide for the transfer of the skills and knowledge necessary to allow our customers to assume responsibility for ongoing support and extensions of their implementations of our software products.

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

     Training

     We offer product training and education services to our customers and partners at three different training centers in North America, at our offices throughout Europe and Japan and at our customers' sites around the globe.

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

Customers

     We target large-to-medium size organizations throughout the world in growth industries. As of June 30, 2001, we had over 575 customers located in over 40 countries using our product collaboration software. Our installed base of customers represents numerous industries, including aerospace/defense, automotive, communications, consumer products, high technology, machinery and medical equipment. During fiscal 2001, approximately 11.6% of our revenues were from Applied Materials, Inc. No one customer accounted for more than 10% of our revenues in fiscal 2000 or 1999.

Foreign Operations

     We have international offices in Austria, Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At June 30, 2001 and July 1, 2000, approximately 18.8% and 14.4%, respectively, of our total assets were located at our international subsidiaries and approximately 27.4%, 39.2% and 26.1% of our revenues and 25.4%, 25.8% and 21.5% of our expenses for fiscal 2001, 2000 and 1999, respectively, were from our operations outside the United States. Export sales from the United States accounted for approximately 4.0%, 9.8% and 4.2% of our revenues in fiscal 2001, 2000 and 1999, respectively. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding our foreign operations.

Research and Development

     We pursue research and development through our internal engineering organization, third-party alliances and collaborative development efforts with our customers. Our internal research and development organization is divided into two product line groups, platform and application engineering, with common support groups. The focus of these two product line groups is to broaden the global appeal of our products by improving our products' performance and scalability, expanding the use of XML technology for data representation and collaboration, adding application services, increasing our distribution and replication alternatives and extending our strong Internet security capabilities. The platform engineering group is responsible for the development of Internet infrastructure products, such as our servers, dynamic business modeling engine, database caching and application integration. This group researches and develops advanced architectures and technologies and closely follows industry developments and standards related to e-Business, the Internet, operating systems and software technologies. The application engineering group is responsible for the development of Internet applications for our customers. This group works closely with our sales, services and product management organizations and uses the application expertise, domain experience and resources of our customers and partners to develop and sell applications. Quality engineering, release engineering and documentation groups support both of our product line groups and contract engineering groups provide additional engineering resources.

     We maximize our research and development efforts by working closely with our business partners and customers to develop software applications and integration products. We have relationships with third parties to develop several of our applications. We also jointly develop software applications with our customers and typically retain the right to generalize the application for use with other customers. A critical focus of our research and development alliances is to increase the number and scope of customer-facing, supplier-facing and industry-specific applications. We have also established relationships with third parties to develop the majority of our integration products pursuant to which we typically pay the third party a royalty in connection with the license of the integration products by our customers. These relationships have allowed us to increase the number of integration products we offer to customers. We market, sell and support our application and integration products through our direct sales organizations, alliance partners and distributors around the globe. We also work with our customers, systems integrators and complementary technology vendors to extend our integration products to supply chain management, customer relationship management, component supplier management and additional product data management applications. Our research and development expenses were $19.7 million, $8.6 million and $5.8 million for fiscal 2001, 2000 and 1999, respectively. We expect to significantly increase our internal research and development efforts as well as our third-party research and development based.

Selling and Marketing

     We market and sell our product collaboration software through our direct sales organization, distributors and other business alliances. As of June 30, 2001, our direct sales organization consisted of 206 sales and marketing employees in over 40 locations around the world. We have 28 sales offices in greater metropolitan areas of North America, nine in Europe and three in Asia/Pacific. Our European, Middle East and Africa, or EMEA, sales organization is headquartered in Amsterdam with other offices in Brussels, Coventry, Cologne, Milan, Munich, Paris, Salzburg and Stuttgart. Our Asia/Pacific offices are located in Seoul, Singapore and Tokyo. We plan to significantly expand our direct sales organization and to establish additional domestic and international sales offices.

     Our sales process requires that we work closely with targeted customers to identify short-term technical needs and long-term goals. Our sales team, which includes both sales and technical professionals, works with the customer to develop a proposal to address these needs. Our sales process often commences with a rapid proof of concept or customer demonstration. Our sales cycle for our products ranges from one to nine months based on the customer's need to rapidly implement a solution and whether the customer is new or is extending its existing implementation.

     Most sales of our product collaboration software in North America are made by our direct sales organization. In EMEA and Asia/Pacific we market, sell and service our products through our direct sales force and our network of approximately 21 international distributors.

     Our marketing personnel assist in generating new sales opportunities by creating various marketing programs, updating our website and hosting or sponsoring various events. We conduct joint seminars with key partners and participate in a number of partner-sponsored trade shows and industry events. We also provide speakers from our company and our customers to represent us in a number of industry forums. We communicate regularly with our installed base via newsletters and host a yearly customer conference. Our public relations strategy is designed to convey our messages to appropriate audiences and we reinforce this through our ongoing communications with a number of key industry analysts and press representatives.

Alliances

     The principal goals of our alliances are to accelerate the global market acceptance of our product collaboration software, extend our global resources and help our customers realize the benefits of our products quickly. Our alliance partners are primarily systems integrators and complementary technology vendors. Our alliances have resulted in opportunities to license our product collaboration software to new industries, locations and customers. We seek to provide our customers a total software and services solution that results in benefits to our customers, us and our business partners.

     Systems Integrators

     We have established strategic relationships with over 40 systems integrators around the world, including Cap Gemini Ernst & Young, Fujitsu, Gedas, KPMG, Nippon Steel and PricewaterhouseCoopers. On a global basis, we have alliances with approximately 40 systems integrators. These systems integrators combine our products with their existing solutions in their e-Business, e-Commerce, new product development, and enterprise resource planning practices. They also provide us with new opportunities to license our products to their installed customer base and have developed the domain expertise to quickly implement our products and service our customers.

     Complementary Technology Vendors

     We intend to continue to broaden the functionality of our product collaboration software by integrating with best-of-breed software applications and point solutions for e-Business, collaboration, viewing, product content, manufacturing, project scheduling, project costing, component reuse, enterprise resource planning and other technologies. We intend to continue to establish additional relationships with enterprise software companies to use our product collaboration software to further enhance their software solution. We work closely with Oracle, IONA Technologies and others to incorporate their core technology into our eMatrix collaboration platform.

Competition

     The market for software that enables product collaboration is relatively new, intensely competitive, highly fragmented and changing rapidly. We compete against different companies depending on the geographic region and the size of the potential customer. We currently compete against:

     .   in-house development efforts by potential customers;

     . emerging companies focused on enterprise application integration and e-Business;

     .   vendors that focus on local markets;

     .   vendors of manufacturing collaboration software, such as Agile
         Software;

     . vendors of CAD/CAM products, such as Dassault Systems, Parametric Technology and Structural Dynamics Research Corporation; and

     . vendors of enterprise resource planning software, such as Oracle and SAP.

     We expect that competition will increase as a result of increased usage of the Internet and software industry consolidation. Moreover, a number of enterprise software companies have acquired providers of point solutions to expand their product lines. Our competitors may also bundle their products in a manner that may discourage users from purchasing our software. Current and potential competitors may establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us.

     We believe that our ability to compete depends on many factors, both within and beyond our control, including, without limitation:

     . the performance, functionality, scalability and flexibility of our eMatrix collaboration platform, our Value Chain Portfolio applications and our suite of integration products;

     . the timing and market acceptance of new products and product enhancements;

     .   the effectiveness of our selling and marketing efforts; and

     .   the quality and performance of our services.

     Although we believe that we currently compete favorably as to each of these factors, we expect competition to persist and intensify, and the market in which we compete is rapidly changing. In addition, new competitors could emerge and rapidly capture market share. Increased competition from existing or potential competitors could result in reductions in price and revenues, reduced margins, loss of customers and loss of market share, any one of which would negatively impact our operating results.

Intellectual Property and Other Proprietary Rights

     Our success and ability to compete are dependent upon our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our continued success will also depend in part upon our ability to share our proprietary rights with our partners. Generally, when we develop applications or software in conjunction with our customers or third parties, we retain non-exclusive rights to the code that is created. Currently, we rely on a combination of copyright, trademark and trade secret laws, as well as non-disclosure agreements with our employees, customers, partners, consultants and systems integrators to protect our proprietary rights. In the future, we also intend to rely on patents to protect our proprietary rights. We license our software pursuant to non-exclusive license agreements that impose restrictions on our customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by executing confidentiality agreements with anyone having access to our proprietary information and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

     We have one patent application pending in the United States. It is possible that no patent will issue from this application. We also pursue registration of some of our trademarks in the United States and have various trademark applications pending. Registered trademarks may not issue from these applications or may be contested.

     Despite our efforts to protect our intellectual property and proprietary rights, existing laws afford only limited protection. We operate throughout the world and the protection available for our intellectual property may not be available to the same extent protection is available in the United States or at all. Others may be able to develop technologies that are superior or similar to our technology. Attempts may be made to reverse engineer our products or to obtain and use information that we regard as proprietary. Our customers, partners, suppliers, and former employees may disclose our proprietary information to parties that may use that information to compete against us. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult. Expensive litigation may be necessary in the future to enforce our intellectual property rights.

     We utilize technology that is provided by third parties and integrated into our products. These technologies may infringe another party's proprietary rights. We attempt to obtain product infringement indemnification protection in contracts when we integrate third-party products and technology into our products. It is also possible that third parties will claim that we have infringed their proprietary rights. We expect that software providers will increasingly be subject to infringement claims as the number of products in different industry segments increase and overlap. Any resulting claim or litigation, even if successfully defended, could result in substantial costs and diversion of resources and management time and could have a material negative effect on our operating results.

Employees

     As of June 30, 2001, we had a total of 602 employees. Of the total employees, 117 were in product development, engineering or systems engineering, 206 in sales and marketing, 223 in services and 56 in operational, financial and administrative functions.

     Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2:  PROPERTIES

     Our headquarters is located in a 52,000 square foot facility in Westford, Massachusetts, which we occupy under an office lease expiring in December 2010. We lease office space in 16 states throughout the United States. We also lease office space in Austria, Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands, under leases with terms expiring at various times through 2010. We believe that additional space will be required as our business expands and will be available as required on acceptable terms.

ITEM 3:  LEGAL PROCEEDINGS

     During the period between July 24, 2001 and August 22, 2001, four purported securities class action lawsuits were filed in the United States District Court for the Southern District of New York. The complaints, which are virtually identical, name as defendants us, two of our officers, and certain underwriters involved in our initial public offering of common stock ("IPO"). The complaints are allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and assert, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers. The actions seek rescission and various damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over one hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of these pending lawsuits.

     On April 2, 2001, the Company settled a dispute relating to the May 1998 sale of Adra Systems, Inc., our legacy design and manufacturing software business. We paid $0.3 million, plus legal fees, to settle the dispute and recorded a gain on sale of discontinued operations of approximately $0.5 million during the quarter ended June 30, 2001 relating to the settlement.

     We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2001, through the solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is quoted on the NASDAQ National Market under the symbol "MONE" and public trading commenced on March 1, 2000. Prior to that time, there was no public market for our common stock. The price range per share reflected in the table below is the high and low bid information for our common stock as reported by NASDAQ for the periods indicated.

                                                                               High             Low
                                                                               ----             ---
   Fiscal year ended June 30, 2001:
       First quarter........................................................  $49.00           $17.19
       Second quarter.......................................................  $39.63           $ 6.75
       Third quarter........................................................  $36.00           $13.25
       Fourth quarter.......................................................  $27.49           $10.19

   Fiscal year ended July 1, 2000:
       Third quarter (from March 1, 2000)...................................  $84.44           $30.25
       Fourth quarter.......................................................  $45.19           $12.75

   On September 10, 2001, there were approximately 503 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. On September 10, 2001, the last reported sale price per share of our common stock on the NASDAQ National Market was $9.20.

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

ITEM 6:  SELECTED FINANCIAL DATA

   You should read the data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999 and the consolidated balance sheet data as of June 30, 2001 and July 1, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 27, 1998 and June 28, 1997 and the consolidated balance sheet data as of July 3, 1999, June 27, 1998 and June 28, 1997 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our product collaboration software. The financial results of this divested business are reflected in our consolidated financial statements as discontinued operations.

     The shares used in computing pro forma basic and diluted net loss per share give effect to the conversion of all outstanding shares of our convertible preferred stock into shares of common stock, as if the conversion had occurred on the original date of issuance.

                                                                              Year Ended
                                                           ------------------------------------------------------------
                                                           June 30,        July 1,     July 3,     June 27,     June 28,
                                                             2001            2000        1999        1998         1997
                                                           ---------      ---------   ---------   ----------   ---------
                                                                      (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
   Software license....................................     $ 84,290    $ 40,977    $21,851      $ 11,836    $  8,450
   Service.............................................       57,854      33,734     19,495         9,343       3,825
                                                            --------    --------    -------      --------    --------
      Total revenues...................................      142,144      74,711     41,346        21,179      12,275
                                                            --------    --------    -------      --------    --------
Cost of revenues:
   Software license....................................        8,212       4,424      3,323         1,237         725
   Service.............................................       42,491      26,383     14,467         6,591       3,081
                                                            --------    --------    -------      --------    --------
      Total cost of revenues...........................       50,703      30,807     17,790         7,828       3,806
                                                            --------    --------    -------      --------    --------
      Gross profit.....................................       91,441      43,904     23,556        13,351       8,469
                                                            --------    --------    -------      --------    --------
Operating expenses:
   Selling and marketing...............................       56,273      35,765     20,611        15,369       6,883
   Research and development............................       19,749       8,553      5,792         7,242       4,267
   General and administrative..........................       10,406       5,487      4,479         3,592       1,723
   Stock-based compensation............................        4,142       3,593        622            --          --
                                                            --------    --------    -------      --------    --------
      Total operating expenses.........................       90,570      53,398     31,504        26,203      12,873
                                                            --------    --------    -------      --------    --------
      Income (loss) from operations....................          871      (9,494)    (7,948)      (12,852)     (4,404)
Other income (expense), net............................        8,940       3,041        244            48        (140)
Benefit from (provision for) income taxes..............       (1,465)         --         --         1,928         875
                                                            --------    --------    -------      --------    --------
   Income (loss) from continuing operations............        8,346      (6,453)    (7,704)      (10,876)     (3,669)
Income from discontinued operations....................          500         --          --         8,684       1,777
                                                            --------    --------    -------      --------    --------
Net income (loss)......................................     $  8,846    $ (6,453)   $(7,704)     $ (2,192)   $ (1,892)
                                                            ========    ========    =======      ========    ========

Basic net income (loss) per share:
   Continuing operations...............................     $   0.19    $  (0.36)   $ (1.74)     $  (2.88)   $  (0.98)
   Discontinued operations.............................         0.01          --         --          2.30        0.47
                                                            --------    --------    --------     --------    --------
   Net income (loss)...................................     $   0.20    $  (0.36)   $ (1.74)     $  (0.58)   $  (0.51)
                                                            ========    ========    ========     ========    ========
   Shares used in computation..........................       43,543      17,966      4,428         3,777       3,729
                                                            ========    ========    ========     ========    ========

Diluted net income (loss) per share:
   Continuing operations...............................     $   0.17    $  (0.36)   $ (1.74)     $  (2.88)   $  (0.98)
   Discontinued operations.............................         0.01          --         --          2.30        0.47
                                                            --------    --------    --------     --------    --------
   Net income (loss)...................................     $   0.18    $  (0.36)   $ (1.74)     $  (0.58)   $  (0.51)
                                                            ========    ========    ========     ========    ========
   Shares used in computation..........................       50,357      17,966      4,428         3,777       3,729
                                                            ========    ========    ========     ========    ========

Pro forma basic and diluted net loss per share:
   Continuing operations...............................                 $  (0.18)   $ (0.28)     $  (0.43)   $  (0.19)
   Discontinued operations.............................                      --          --          0.34        0.09
                                                                        --------    --------     --------    --------
   Net loss............................................                 $  (0.18)   $ (0.28)     $  (0.09)   $  (0.10)
                                                                        ========    ========     ========    ========
   Shares used in computation..........................                   35,686     27,970        25,050      18,998
                                                                        ========    =======      ========    ========

                                                                                       As of
                                                           ----------------------------------------------------------
                                                           June 30,      July 1,     July 3,     June 27,     June 28,
                                                             2001         2000        1999        1998         1997
                                                           ---------   ---------   ---------   ----------   ---------
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents...................................     $156,349    $153,455    $ 11,036     $  8,123    $   897
Working capital (deficit)..............................      154,193     146,012       7,892        8,826       (848)
Total assets of continuing operations..................      217,626     184,417      29,887       22,912      8,478
Long-term debt, net of current portion.................           --          --          --           --        248
Redeemable convertible preferred stock.................           --          --      17,015       11,015         --
Total stockholders' equity (deficit)...................      169,316     151,593      (6,042)         843      3,072

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

Overview

     MatrixOne, Inc. is a provider of product collaboration software. Our products include our eMatrix collaboration platform, Value Chain Portfolio applications, Application Exchange Framework, development tools and integration products. Our products facilitate collaboration among employees of global organizations and with an organization's customers, suppliers and other business partners through the Internet. Our products also allow the integration of different business processes and facilitate the exchange of information, ideas and knowledge among parties collaborating on business activities. This collaboration allows our customers to quickly and cost-effectively bring the right products and services to market.

     We generate revenues from licensing our product collaboration software and providing professional services, training and maintenance and customer support services through our offices in the United States, Austria, Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions. We expect revenues by geographic region to continue to fluctuate each period, and we expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations. During fiscal 2001, approximately 11.6% of our revenues were from Applied Materials, Inc. No single customer accounted for more than 10% of our annual revenues in fiscal 2000 or 1999.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As of June 30, 2001, we had an accumulated deficit of approximately $30.0 million. We anticipate that our operating expenses will substantially increase in future periods and may exceed projected increases in revenues. We expect to expand our selling and marketing and services organizations, develop new distribution channels for our products and services, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we may incur significant net losses in the future.

     MatrixOne was incorporated in July 1983 as Adra Systems, Inc. In October 1997, we changed our name to MatrixOne, Inc., and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our product collaboration software. The financial results of this divested business are reflected in our consolidated financial statements as discontinued operations.

Results of Operations

     The following table sets forth consolidated statement of operations data expressed as a percentage of total revenues for each period indicated. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                                   Year Ended
                                                                  ------------------------------------------
                                                                   June 30,        July 1,        July 3,
                                                                     2001           2000           1999
                                                                  -----------    ------------   ------------
Revenues:
   Software license............................................         59.3%          54.8%          52.8%
   Service.....................................................         40.7           45.2           47.2
                                                                  ----------     ----------     ----------
      Total revenues...........................................        100.0          100.0          100.0
                                                                  ----------     ----------     ----------
Cost of revenues:
   Software license............................................          5.8            5.9            8.0
   Service.....................................................         29.9           35.3           35.0
                                                                  ----------     ----------     ----------
      Total cost of revenues...................................         35.7           41.2           43.0
                                                                  ----------     ----------     ----------
      Gross profit.............................................         64.3           58.8           57.0
                                                                  ----------     ----------     ----------
Operating expenses:
   Selling and marketing.......................................         39.6           47.9           49.9
   Research and development....................................         13.9           11.4           14.0
   General and administrative..................................          7.3            7.3           10.8
   Stock-based compensation....................................          2.9            4.8            1.5
                                                                  ----------     ----------     ----------
      Total operating expenses.................................         63.7           71.4           76.2
                                                                  ----------     ----------     ----------
      Income (loss) from operations............................          0.6          (12.6)         (19.2)
Other income, net..............................................          6.3            4.0            0.6
Provision for income taxes.....................................         (1.0)            --             --
                                                                  ----------     ----------     ----------
   Income (loss) from continuing operations....................          5.9           (8.6)         (18.6)
Gain on sale of discontinued operations........................          0.3             --             --
                                                                  ----------     ----------     ----------
Net income (loss)..............................................          6.2%          (8.6)%        (18.6)%
                                                                  ==========     ==========     ==========

Comparison of Fiscal Years Ended June 30, 2001 and July 1, 2000

     Software license revenues. We derive our software license revenues principally from licensing our product collaboration software including our eMatrix collaboration platform, Value Chain Portfolio applications, Application Exchange Framework, development tools and integration products. We generally recognize revenues from software licensing upon shipment or distribution over the Internet to a customer.

     Software license revenues increased 105.7% to $84.3 million for fiscal 2001 from $41.0 million for fiscal 2000. The increase was due to revenues from new customers as well as additional software licensed to existing customers. We introduced our Value Chain Portfolio applications in the second quarter of fiscal 2001 and expanded our integration product offerings resulting in a 256.3% increase in the licensing of our integration products. Software license revenues in North America and Japan increased $40.7 million and $3.9 million, respectively, due to the factors previously discussed. Software license revenues in Europe decreased approximately $1.3 million due to a decrease in software licensed to both new and existing customers as a result of increased competition and a general weakening of the European economy.

     Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. We also perform a limited number of professional services on a fixed-price basis. We recognize professional service revenues as the services are performed, on a percentage of completion basis or upon customer acceptance. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. We recognize revenues from training services as the services are provided. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Revenues from maintenance contracts are recognized over the term of the contract on a straight-line basis.

     Service revenues increased 71.5% to $57.9 million for fiscal 2001 from $33.7 million for fiscal 2000. The increase was primarily due to a 121.8% increase in maintenance revenues from new and renewed maintenance contracts, a 51.0% increase in professional services revenues as a result of an increase in the number of professional services employees providing billable implementation and consulting services and a 112.2% increase in training revenues from an increase in the number of customers and users utilizing our product collaboration software. Maintenance revenues represented 33.7% and 26.1% of service revenues for fiscal 2001 and 2000, respectively.

     Cost of software licenses. Cost of software licenses consists of royalties paid to third parties for integrations and applications licensed to our customers and, to a lesser extent, to Oracle for Oracle database licenses. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed and the extent to which we pay royalties to third parties on integration products and applications.

     Cost of software licenses increased 85.6% to $8.2 million for fiscal 2001 from $4.4 million for fiscal 2000. The increase in cost of software licenses was primarily due to a $5.1 million increase in royalties resulting from increased licensing of third-party software, offset by a $0.7 million decrease in royalties for Oracle database licenses.

     Cost of services. Cost of services includes salaries and related expenses for services personnel and costs of contracting with systems integrators to provide consulting services. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project, which are recorded as a reduction in cost of services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive systems integrators used for professional services projects. Our gross margins may fluctuate based on the actual costs incurred to provide professional services.

     Cost of services increased 61.1% to $42.5 million for fiscal 2001 from $26.4 million for fiscal 2000 primarily due to increased personnel costs to support the growth in our professional services organization. We also increased both the use of systems integrators to provide consulting services for our customers and the amount of training we provided these systems integrators in an effort to increase the number of systems integrators with relevant eMatrix expertise.

     Gross profit. Gross profit increased 108.3% to $91.4 million for fiscal 2001 from $43.9 million for fiscal 2000. Gross profit as a percentage of total revenues, or gross margin, increased to 64.3% for fiscal 2001 from 58.8% for fiscal 2000. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than services revenues. Gross margin on software licenses increased to 90.3% for fiscal 2001 from 89.2% for fiscal 2000 due to a decrease in the relative proportion of software we licensed from third parties, primarily Oracle database licenses. Gross margin on services increased to 26.6% for fiscal 2001 from 21.8% for fiscal 2000 primarily due to an increase in maintenance revenues and an increase in gross margin on professional services due to operational efficiencies.

     Selling and marketing. Selling and marketing expenses include marketing costs, such as public relations and advertising, trade shows, marketing materials and customer user group meetings, and selling costs such as sales training events and commissions. Selling and marketing costs may fluctuate based on the timing of trade shows and user group events and the amount of sales commissions, which vary based upon revenues.

     Selling and marketing expenses increased 57.3% to $56.3 million for fiscal 2001 from $35.8 million for fiscal 2000 due to higher commission expense related to the growth in our revenues, increased personnel costs related to the expansion of our worldwide sales and marketing organization and an increase in our marketing programs and events. Selling and marketing expenses as a percentage of total revenues decreased to 39.6% for fiscal 2001 from 47.9% for fiscal 2000 primarily due to operational efficiencies of our sales organization and a larger revenues base.

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

     Research and development expenses increased 130.9% to $19.7 million for fiscal 2001 from $8.6 million for fiscal 2000 due to increased personnel costs related to the expansion of our research and development organization and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 13.9% for fiscal 2001 from 11.4% for fiscal 2000 due to the factors previously discussed.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

     General and administrative expenses increased 89.6% to $10.4 million for fiscal 2001 from $5.5 million for fiscal 2000 primarily due to an increase in personnel costs to support the growth in our business and provisions for doubtful accounts due to a larger revenues base. General and administrative expenses as a percentage of total revenues were 7.3% for both fiscal 2001 and 2000.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $4.1 million and $3.6 million for fiscal 2001 and 2000, respectively. We expect to record stock-based compensation of $4.1 million, $3.5 million and $0.7 million in fiscal 2002, 2003 and 2004, respectively.

     Other income (expense), net. Other income (expense), net fluctuates based on the amount of cash available for investment, interest expense related to borrowings under our credit facilities, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets. Other income, net increased $5.9 million to $8.9 million for fiscal 2001 from $3.0 million for fiscal 2000 primarily due to an increase in interest income from higher levels of cash available for investment as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement in March 2000.

     Income taxes. During fiscal 2001, we provided for income taxes at an effective rate of approximately 14% of income before income taxes. This effective tax rate differs from the statutory rate primarily due to certain nondeductible expenses and the change in the valuation allowance for our deferred tax asset. No provision for income taxes was recorded in fiscal 2000 due to accumulated net losses. During fiscal 2001 and 2000, we did not record any tax benefits relating to prior losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits, which were $29.9 million in the aggregate at June 30, 2001. We expect to provide for income taxes in fiscal 2002 at approximately the same effective tax rate as fiscal 2001. This rate will include the realization of previously unrecorded tax benefits.

     Discontinued operations. During fiscal 2001, we settled a dispute relating to the May 1998 sale of Adra Systems, Inc., our legacy design and manufacturing software business, and recognized a gain of $0.5 million, representing the difference between the amount we originally accrued and the settlement amount.

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

     Stock-based compensation. Stock-based compensation increased to $3.6 million for fiscal 2000 from $0.6 million for fiscal 1999 due to the recognition of additional deferred stock-based compensation of $13.6 million in fiscal 2000.

     Other income (expense), net. Other income, net increased $2.8 million to $3.0 million for fiscal 2000 from $0.2 million for fiscal 1999 primarily due to a $2.8 million increase in interest income from higher levels of cash available for investment as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement in March 2000.

     Income taxes. No provision for income taxes was recorded for either fiscal 2000 or 1999 due to accumulated net losses.

Liquidity and Capital Resources

     We have primarily financed our operations through the sale of common stock and convertible preferred stock and borrowings under our lines of credit.

     As of June 30, 2001, we had cash and equivalents of $156.3 million, an increase of $2.9 million from July 1, 2000. Our working capital was $154.2 million and $146.0 million as of June 30, 2001 and July 1, 2000, respectively. The increase in working capital was primarily attributable to an increase in cash generated from our profitable operations and an increase in accounts receivable.

     We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% on any outstanding balances and expires December 28, 2001. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% and expires on December 28, 2001. Borrowings under this working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of June 30, 2001, we had no borrowings outstanding under these lines of credit and $8.0 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of June 30, 2001.

     Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which has no stated expiration date. Borrowings under this line of credit are limited to 100% of the accounts receivable of our German subsidiary and bear interest at 12% per annum. As of June 30, 2001, we had no borrowings under this line of credit and 0.5 million DM ($0.2 million) available.

     Net cash provided by continuing operations for fiscal 2001 was $10.8 million resulting from our income from continuing operations, an increase in deferred revenues, accrued expenses and accounts payable offset by increases in accounts receivable and prepaid expenses and other current assets. Net cash provided by continuing operations was $6.8 million in fiscal 2000 resulting from an increase in deferred revenues, accrued expenses and accounts payable offset by our net loss from continuing operations and increases in accounts receivable and prepaid expenses and other current assets.

     Net cash used in discontinued operations was $0.3 million for both fiscal 2001 and 2000. The net cash used in discontinued operations in fiscal 2001 includes a payment of $0.3 million to settle a dispute relating to the May 1998 sale of Adra Systems, Inc., our legacy design and manufacturing software business. The net cash used in discontinued operations in fiscal 2000 reflects payments of the legal and accounting fees incurred in connection with the sale of Adra Systems, Inc.

     Net cash used in investing activities was $11.2 million and $3.7 million for fiscal 2001 and 2000, respectively, and reflects our investments in computer hardware and software, leasehold improvements and office equipment. Net cash used in investing activities also includes security deposits on leased facilities aggregating $2.0 million and $0.9 million in fiscal 2001 and 2000, respectively. We expect that capital expenditures for the next 12 months will be approximately $12.0 million, primarily for the acquisition of computer hardware and software, leasehold improvements and office equipment.

     Net cash provided by financing activities was $4.1 million in fiscal 2001 and consisted of the proceeds received from stock option exercises and purchases of common stock under our employee stock purchase plan. Net cash provided by financing activities was $140.0 million for fiscal 2000 and reflects the net proceeds received from our initial public offering of common stock and concurrent private placement of approximately $142.2 million and the repayments of our lines of credit.

     We currently anticipate that our cash and equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, in order to fund more rapid expansion of our business, develop new and enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Income Taxes

     As of June 30, 2001, we had net operating loss carryforwards in the United States of $80.1 million, which include deductions of approximately $69.3 million related to the exercise of stock options, and research and development tax credit carryforwards in the United States of $0.3 million. These net operating loss and tax credit carryforwards will begin to expire at various dates beginning in fiscal 2002, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis could be limited as a result of an ownership change as defined by Section 382 of the Internal Revenue Code. We have completed several financings and believe that we have incurred ownership changes, which we do not believe will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

     As of June 30, 2001, we also had net operating loss carryforwards in various countries in which our subsidiaries operate aggregating $18.5 million. Certain of these net operating loss carryforwards begin to expire in fiscal 2002.

     Because of the uncertainty regarding our ability to use our United States and foreign net operating loss and tax credit carryforwards, we have provided a full valuation allowance on these and all other deferred tax assets as of June 30, 2001.

Conversion to the Euro

     We have arranged for the necessary modifications to our internal information technology and other systems to accommodate Euro-denominated transactions. Our European subsidiaries currently process Euro-denominated transactions. In addition, our products support the Euro currency symbol. We do not expect any material negative business implications due to the conversion to the Euro. Based on the foregoing, we do not believe the Euro will have a significant effect on our business, financial position, cash flows or results of operations. However, we will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

Cautionary Statements

     This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-
K. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward-looking statements should be considered in light of the factors discussed below.

     Our Future Success Is Uncertain Because We Have Significantly Changed Our Business

     We commercially shipped the first version of our product collaboration software in November 1993, released our first Internet product collaboration software in March 1997 and released the current version of our eMatrix collaboration platform in September 2000. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our product collaboration software. Our strategy is to add new customers and have our current customers expand their use of our product collaboration software. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, sale and marketing of our product collaboration software, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

     We May Not Achieve Anticipated Revenues if Market Acceptance of Our Product Collaboration Software Does Not Continue

     We believe that revenues from licenses of our product collaboration software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our product collaboration software, including our integration and application products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our product collaboration software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our product collaboration software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our integration and application products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

     The Market for Our Product Collaboration Software Is Newly Emerging and Rapidly Changing and Demand for Product Collaboration Software May Not Evolve and Could Decline

     The market for product collaboration software is newly emerging and rapidly changing. We cannot be certain that this market will continue to develop and grow or that companies will choose to use our products rather than attempting to develop alternative platforms and applications internally or through other sources. If we fail to establish a significant base of customer references, our ability to market and license our products successfully may be reduced. Companies that have already invested substantial resources in other methods of sharing information during the design, manufacturing and supply process may be reluctant to adopt new technology or infrastructures that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our software products is subject to a high level of uncertainty.

     If We Are Not Successful in Developing New Products and Services that Keep Pace with Technology, Our Operating Results Will Suffer

     The market for our product collaboration software is newly emerging and is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to:

 .    develop, in a timely manner, new software products and services that keep pace with developments in technology;

 .    meet evolving customer requirements; and

 .    enhance our current product and service offerings and deliver those products and services through appropriate distribution channels.

     We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products, our operating results will suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business could be materially harmed.

     We Have a History of Losses, May Incur Losses in the Future and May Not Maintain Profitability

     We have incurred substantial net losses from continuing operations in the past. We incurred net losses from continuing operations of approximately $6.5 million and $7.7 million for fiscal 2000 and 1999, respectively. As of June 30, 2001, we had an accumulated deficit of approximately $30.0 million. We expect to substantially increase our selling and marketing and research and development expenses, and as a result, we may incur net losses in future periods. We will need to generate significant increases in revenues to sustain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. We may not be able to sustain or increase profitability in the future on a quarterly or annual basis. Failure to sustain profitability or achieve the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

     In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

 .    changes in demand for our products and services, including seasonal differences;

 .    changes in the mix of our software licensing and services revenues;

 .    variability in the mix of professional services performed by us and systems integrators;

 .    the amount of training we provide to systems integrators and other business partners related to our products and their implementation; and

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

     Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in Revenues

     Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our product collaboration software as a significant and strategic decision. As a result, customers generally evaluate our software products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to nine months based on the customer's need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The license of our software products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the customer places an order with us. Customers may also initially purchase a limited number of licenses before expanding their implementations. Larger customers may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

     We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

     Although we license our product collaboration software to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our product collaboration software throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

     If Our Existing Customers Do Not License Additional Software Products From Us, We May Not Achieve Growth in Our Revenues

     Our customers' initial implementations of our product collaboration software often include a limited number of licenses. Customers may subsequently add licenses as they expand the implementations of our products throughout their enterprises or add software applications designed for specific functions. Therefore, it is important that our customers are satisfied with their initial product implementations. If we do not increase licenses to existing customers, we may not be able to achieve growth in our revenues.

     Weakening of Worldwide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates, Decreased Revenues or Reduced Profitability

     The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for computer software and services caused by the current weakening of the economy, particularly in the United States, is likely to result in lower revenue growth rates and may result in decreased revenues or reduced profitability. In this weakened economy, we therefore cannot assure you that we will be able to effectively promote future growth in our software and services revenues or maintain our level of profitability.

     Due to the Slowdown in Economic Growth, our Customers May Experience Financial Difficulties and May Represent a Credit Risk

     With the slowdown in global economic growth in the past several quarters, especially in the U.S., and the uncertainty relating to the prospects for near-term global economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us. If our customers, especially those with limited operating histories and limited access to capital, experience financial difficulties or fail to experience commercial success, we may have difficulty collecting our accounts receivable.

     We Will Not Succeed Unless We Can Compete in Our Markets

     The markets in which we offer our product collaboration software and services are intensely competitive and rapidly changing. Furthermore, we expect competition to intensify, given the newly emerging nature of the market for product collaboration software and consolidation in the software industry in general. We will not succeed if we cannot compete effectively in these markets. Competitors vary in size and in the scope and breadth of the products and services they offer. Many of our actual or potential competitors have significant advantages over us, including, without limitation:

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

     As competition in the product collaboration software market intensifies, new solutions will come to market. Our competitors may bundle their products in a manner that may discourage users from purchasing our products. Also, current and potential competitors may establish cooperative relationships among themselves or with third parties. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business and operating results.

     Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators and Complementary Technology Vendors

     We pursue business alliances with systems integrators and complementary technology vendors to endorse our product collaboration software, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license our products to our partners' installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have stronger relationships with these systems integrators and complementary technology vendors who, as a result, may be more likely to recommend our competitors' products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators and complementary technology vendors and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators and complementary technology vendors, which could significantly harm our operating results.

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 27.4%, 39.2% and 26.1% of our revenues in fiscal 2001, 2000 and 1999, respectively. Export sales from the United States accounted for approximately 4.0%, 9.8% and 4.2% of our revenues in fiscal 2001, 2000 and 1999, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and the ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

 .    difficulties relating to the management, administration and staffing of a globally-dispersed business;

 .    longer sales cycles associated with educating foreign customers on the benefits of our products and services;

 .    longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

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

 .    negative tax consequences such as withholding taxes and employer payroll taxes;

 .    language barriers;

 .    the need to consider numerous international product characteristics;

 .    different accounting practices;

 .    import/export duties and tariffs, quotas and controls;

 .    complex and inflexible employment laws;

 .    economic or political instability in some international markets; and

 .    conflicting international business practices.

     We believe that expansion of our international operations will be necessary for our future success. Therefore, a key aspect of our strategy is to continue to expand our presence in foreign markets. We may not succeed in our efforts to enter new international markets and expand our international operations. If we fail to do so, we may not be able to achieve growth in our revenues. This international expansion may be more difficult or time-consuming than we anticipate. It is also costly to establish international facilities and operations and promote our products internationally. Thus, if revenues from international activities do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer.

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

 .    one-time charges and expenses associated with amortization of purchased intangible assets; and

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

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into many of our products, including database technology from Oracle and CORBA from IONA Technologies. We also license from third parties certain integration products and applications. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions and/or injure our reputation.

     If Systems Integrators Are Not Available or Fail to Perform Adequately, Our Customers May Suffer Implementation Delays and a Lower Quality of Customer Service, and We May Incur Increased Expenses

     Systems integrators often are retained by our customers to implement our products. If experienced systems integrators are not available to implement our products, we will be required to provide these services internally, and we may not have sufficient resources to meet our customers' implementation needs on a timely basis. Use of our professional services personnel to implement our products would also increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. If these systems integrators do not perform to the satisfaction of our customers, our customers could become dissatisfied with our products, which could adversely affect our business and operating results.

     We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels

     We will need to significantly expand our direct and indirect global sales operations in order to increase market awareness and acceptance of our product collaboration software and generate increased revenues. We market and license our products directly through our sales organization and indirectly through our global partner and distributor network. Our ability to increase our global direct sales organization will depend on our ability to recruit, train and retain sales personnel with advanced sales skills and technical knowledge. Competition for qualified sales personnel is intense in our industry. In addition, it may take up to nine months for a new sales person to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired sales personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, we may have difficulty licensing our products, and we may experience a shortfall in anticipated revenues.

     In addition, we believe that our future success is dependent upon expansion of our indirect global distribution channel, which consists of our relationships with a variety of systems integrators, complementary technology vendors and distributors. We cannot be certain that we will be able to maintain our current relationships or establish relationships with additional distribution partners on a timely basis, or at all. Our distribution partners may not devote adequate resources to promoting or selling our products and may not be successful. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts. Any failure to expand our indirect global distribution channel or increase the productivity of this distribution channel could result in lower than anticipated revenues.

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

     Our Rapid Growth Is Placing a Significant Strain on Our Resources, and Our Business Will Suffer if We Fail to Manage Our Growth Properly

     We have rapidly expanded our revenues and operations, which has placed a significant strain on our resources. We have substantially increased, and plan to further increase, both the number of our employees and the geographic scope of our operations. In addition, we have hired several of our key executives in the last several years. Our management team has had limited experience managing a rapidly growing company. We expect our anticipated growth will further strain our management, operational and financial resources. Moreover, our ability to successfully offer our product collaboration software and services and implement our business strategy in a new and rapidly evolving market requires effective planning and management. To accommodate our growth, we must:

 .    improve existing and implement new management, information, operational and financial systems, procedures and controls;

 .    hire, train, manage, retain and motivate qualified personnel; and

 .    effectively manage relationships with our customers, suppliers and other business partners.

     We may not be able to install and implement additional management, information, operational and financial systems, procedures and controls in an efficient and timely manner to support our future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, if we continue to grow internationally, we will have to expand our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of, or any disruption in the transition to, new or enhanced systems, procedures or controls could adversely affect our ability to accurately forecast sales demand, manage our business relationships, and record and report financial and management information on a timely and accurate basis. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower pace. Furthermore, our operating costs may escalate faster than planned, which would negatively impact our operating results.

     We Depend on Our Key Personnel to Manage Our Business Effectively, and if We Are Unable to Retain Key Personnel, Our Ability to Compete Could Be Harmed

     Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers and other key engineering, sales, marketing and support personnel who have critical industry or customer experience and relationships. None of our key personnel, other than Mark F. O'Connell, our President and Chief Executive Officer, is bound by an employment agreement. We do not have key-man life insurance on any of our employees. The loss of the technical knowledge and management and industry expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could materially and adversely affect our operating results. In addition, our future performance depends upon our ability to attract and retain highly qualified sales, engineering, marketing, services and managerial personnel, and there is intense competition for such personnel. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

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

     Our Business May be Adversely Affected by Securities Class Action
     Litigation

     During the period between July 24, 2001 and August 22, 2001, four purported securities class action lawsuits were filed in the United States District Court for the Southern District of New York. The complaints, which are virtually identical, name as defendants us, two of our officers, and certain underwriters involved in our IPO. The complaints are allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and assert, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers. The actions seek rescission and various damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over one hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of these pending lawsuits. Even if successfully defended, these lawsuits could result in significant expense to us and the diversion of our management and technical resources, which may have a material adverse effect on our operating results.

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

     Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

     Currently, we rely on a combination of trademarks, copyrights and common law safeguards including trade secret protection. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and have other trademark and patent applications pending or in preparation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

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

     If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

     Until recently, we had been unable to fund our operations using cash generated from our business operations and had financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund the rapid expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. In fiscal 2001, our stock price fluctuated between a low bid price of $6.75 per share and a high bid price of $49.00 per share. During fiscal 2000, our stock price fluctuated between a low bid price of $12.75 per share and a high bid price of $84.44 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, and the market for our products and services, many of which are beyond our control, such as:

          .        variations in our quarterly operating results;

          . changes in financial estimates and recommendations by securities analysts;

          .        changes in market valuations of software companies;

          . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

          . loss of a major customer or failure to complete significant business transactions;

          .        additions or departures of key personnel;

          . sales of a substantial number of shares of our common stock in the public market by existing shareholders;

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

ITEM 7A:  Qualitative and Quantitative Disclosures About Market Risk

     We have international offices in Austria, Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At June 30, 2001 and July 1, 2000, approximately 18.8% and 14.4%, respectively, of our total assets were located at our international subsidiaries. Approximately 27.4%, 39.2% and 26.1% of our revenues for fiscal 2001, 2000 and 1999, respectively, were from our operations outside North America. In addition, approximately 25.4%, 25.8% and 21.5% of our expenses for fiscal 2001, 2000 and 1999, respectively, were from our operations outside the U.S. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

     We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign currencies held until such receivables are collected and payables are disbursed. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At June 30, 2001, there were no outstanding forward contracts.

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

     We deposit our cash in highly rated financial institutions in North America, Europe and the Far East. We invest in diversified U.S. and international money market mutual funds, United States Treasury and agency securities, and commercial paper registered and traded in the United States with remaining maturities of less than 90 days. At June 30, 2001, we had $143.2 million, $0.6 million, $5.3 million and $1.2 million invested in the United State, Canada, Continental Europe and England, respectively. Due to the short-term nature of our investments, we believe we have minimal market risk.

     Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income in the past two fiscal quarters, despite an increase in our investable cash balances. Based on current economic forecasts, we expect the yields on our investments to continue to decline into fiscal 2002. Accordingly, we expect our investment income to also decrease.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and the related notes thereto of MatrixOne, Inc. and the Report of Independent Public Accountants thereon are filed as a part of this Annual Report on Form 10-K:

                                                                                                        Page
                                                                                                        ----
         Report of Independent Public Accountants.....................................................   37

         Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000.............................   38

         Consolidated Statements of Operations for the years ended June 30, 2001, July 1, 2000 and
         July 3, 1999.................................................................................   39

         Consolidated Statements of Redeemable Convertible Preferred Stock and
         Stockholders' Equity (Deficit) for the years ended June 30, 2001, July
         1, 2000 and July 3, 1999.....................................................................   40

         Consolidated Statements of Cash Flows for the years ended June 30, 2001, July 1, 2000 and
         July 3, 1999.................................................................................   41

         Notes to Consolidated Financial Statements...................................................   42

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MatrixOne, Inc.:

     We have audited the accompanying consolidated balance sheets of MatrixOne, Inc. (a Delaware corporation) as of June 30, 2001 and July 1, 2000 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of MatrixOne, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MatrixOne, Inc. and its subsidiaries as of June 30, 2001 and July 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
July 26, 2001

                                MATRIXONE, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                       June 30,         July 1,
                                                                                         2001            2000
                                                                                      ---------       ---------
                                      ASSETS
  CURRENT ASSETS:
    Cash and equivalents..........................................................    $156,349        $ 153,455
    Accounts receivable, less allowance for doubtful accounts of $1,387 and $927        42,619           21,388
    Prepaid expenses and other current assets.....................................       3,535            3,993
                                                                                      --------        ---------
        Total current assets......................................................     202,503          178,836
  PROPERTY AND EQUIPMENT, NET.....................................................      12,291            4,615
  OTHER ASSETS....................................................................       2,832              966
                                                                                      --------        ---------
                                                                                      $217,626        $ 184,417
                                                                                      ========        =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable..............................................................    $  9,966        $   5,921
    Accrued expenses..............................................................      21,125           16,026
    Deferred revenue..............................................................      17,219           10,877
                                                                                      --------        ---------
        Total current liabilities.................................................      48,310           32,824
                                                                                      --------        ---------

  COMMITMENTS AND CONTINGENCIES (NOTE 6)

  STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, 5,000 shares authorized, 0 shares issued
       and outstanding............................................................          --               --
    Common stock, $0.01 par value; 100,000 shares authorized; 45,194 and 41,978
       shares issued and outstanding..............................................         452              420
    Additional paid-in capital....................................................     209,065          205,344
    Notes receivable from stockholders............................................          --             (738)
    Deferred stock-based consideration............................................      (8,297)         (14,088)
    Accumulated deficit...........................................................     (29,980)         (38,826)
    Accumulated other comprehensive loss..........................................      (1,924)            (519)
                                                                                      --------        ---------
        Total stockholders' equity................................................     169,316          151,593
                                                                                      --------        ---------
                                                                                      $217,626        $ 184,417
                                                                                      ========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                                Year Ended
                                                                                   ---------------------------------------
                                                                                    June 30,      July 1,       July 3,
                                                                                      2001          2000          1999
                                                                                   -----------   -----------   -----------
       REVENUES:
          Software license.....................................................    $    84,290   $    40,977   $    21,851
          Service..............................................................         57,854        33,734        19,495
                                                                                   -----------   -----------   -----------
             Total revenues....................................................        142,144        74,711        41,346
                                                                                   -----------   -----------   -----------
       COST OF REVENUES:
          Software license.....................................................          8,212         4,424         3,323
          Service(1)...........................................................         42,491        26,383        14,467
                                                                                   -----------   -----------   -----------
             Total cost of revenues............................................         50,703        30,807        17,790
                                                                                   -----------   -----------   -----------
             Gross profit......................................................         91,441        43,904        23,556
                                                                                   -----------   -----------   -----------
       OPERATING EXPENSES:
          Selling and marketing(1).............................................         56,273        35,765        20,611
          Research and development(1)..........................................         19,749         8,553         5,792
          General and administrative(1)........................................         10,406         5,487         4,479
          Stock-based compensation(1)..........................................          4,142         3,593           622
                                                                                   -----------   -----------   -----------
             Total operating expenses..........................................         90,570        53,398        31,504
                                                                                   -----------   -----------   -----------
             Income (loss) from operations.....................................            871        (9,494)       (7,948)
                                                                                   -----------   -----------   -----------
       OTHER INCOME (EXPENSE):
          Interest income......................................................          9,120         3,180           346
          Interest expense.....................................................             --           (46)         (109)
          Other income (expense), net..........................................           (180)          (93)            7
                                                                                   ------------  -----------   -----------
             Total other income ...............................................          8,940         3,041           244
                                                                                   -----------   -----------   -----------
             Income (loss) from continuing operations before income taxes......          9,811        (6,453)       (7,704)
       PROVISION FOR INCOME TAXES..............................................         (1,465)           --            --
                                                                                   -----------   -----------   -----------
          Income (loss) from continuing operations.............................          8,346        (6,453)       (7,704)
       GAIN ON SALE OF DISCONTINUED OPERATIONS.................................            500            --            --
                                                                                   -----------   -----------   -----------
       NET INCOME (LOSS).......................................................    $     8,846   $    (6,453)  $    (7,704)
                                                                                   ===========   ===========   ===========

       BASIC NET INCOME (LOSS) PER  SHARE:
          Continuing operations................................................    $      0.19   $     (0.36)  $     (1.74)
          Discontinued operations..............................................           0.01            --            --
                                                                                   -----------   -----------   -----------
          Net income (loss)....................................................    $      0.20   $     (0.36)  $     (1.74)
                                                                                   -----------   -----------   -----------
          Shares used in computing basic net income (loss) per share...........         43,543        17,966         4,428
                                                                                   ===========   ===========   ===========
       DILUTED NET INCOME (LOSS) PER SHARE:
          Continuing operations................................................    $      0.17   $     (0.36)  $     (1.74)
          Discontinued operations..............................................           0.01            --            --
                                                                                   -----------   -----------   -----------
          Net income (loss)....................................................    $      0.18   $     (0.36)  $     (1.74)
                                                                                   ===========   -----------   -----------
          Shares used in computing diluted net income (loss) per share.........         50,357        17,966         4,428
                                                                                   ===========   ===========   ===========
       PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE:
          Net loss.............................................................                  $     (0.18)  $     (0.28)
                                                                                                 ===========   ===========
          Shares used in computing pro forma basic and diluted net loss
            per share..........................................................                       35,686        27,970
                                                                                                 ===========   ===========
--------------------------------------------------------------------------------------------------------------------------

 (1) The following summarizes the departmental allocation of stock-based compensation:
 Cost of service revenues......................................................    $       999   $       816   $       221
 Selling and marketing.........................................................          1,263         1,154           234
 Research and development......................................................            801           708           103
 General and administrative....................................................          1,079           915            64
                                                                                   -----------   -----------   -----------
          Total stock-based compensation.......................................    $     4,142   $     3,593   $       622
                                                                                   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                                         Redeemable
                                                         Convertible          Preferred
                                                       Preferred Stock          Stock           Common Stock
                                                     -------------------  -----------------  -------------------
                                                      Number               Number             Number                 Additional
                                                        of                   of                 of                    Paid-in
                                                      Shares     Amount    Shares    Amount   Shares      Amount      Capital
                                                     --------   --------  --------   ------   --------    -------   ---------
BALANCE, JUNE 27, 1998.............................     1,899   $ 11,015     3,547   $ 3,547     3,816      $  38    $ 22,370
Comprehensive loss:
  Foreign currency translation adjustments.........        --         --        --        --        --         --          --
  Net loss.........................................        --         --        --        --        --         --          --
Comprehensive loss.................................
Retirement of treasury stock.......................        --         --      (154)     (154)      (15)        --        (287)
Stock option exercises.............................        --         --        --        --       861          9         360
Issuance of common stock in exchange for notes
  receivable.......................................        --         --        --        --       342          3         114
Deferred stock-based compensation..................        --         --        --        --        --         --       4,080
Stock-based compensation...........................        --         --        --        --        --         --          --
Issuance of Series H redeemable convertible
  preferred stock..................................       750      6,000        --        --        --         --          --
                                                     --------   --------  --------   -------  --------    -------   ---------
BALANCE, JULY 3, 1999..............................     2,649     17,015     3,393     3,393     5,004         50      26,637
Comprehensive loss:
  Foreign currency translation adjustments.........        --         --        --        --        --         --          --
  Net loss.........................................        --         --        --        --        --         --          --
Comprehensive loss.................................
Stock option exercises.............................        --         --        --        --     1,767         17         841
Conversion of preferred stock into common stock....    (2,649)   (17,015)   (3,393)   (3,393)   26,763        268      20,140
Issuance of common stock, net of offering cost of
  $11,987..........................................        --         --        --        --     6,200         62      142,163
Cashless exercise of warrant.......................        --         --        --        --       168          2           (2)
Issuance of common stock in exchange for notes
  receivable.......................................        --         --        --        --     2,076         21          895
Repayment of notes receivable......................        --         --        --        --        --         --           --
Deemed fair value of warrant issued to a customer..        --         --        --        --        --         --        1,788
Amortization of warrant to reduce revenues.........        --         --        --        --        --         --           --
Deferred stock-based compensation..................        --         --        --        --        --         --       13,574
Stock-based compensation...........................        --         --        --        --        --         --           --
Reversal of stock-based compensation from stock
  option cancellations.............................        --         --        --        --        --         --         (692)
                                                     --------   --------  --------   -------  --------    -------   ----------
BALANCE, JULY 1, 2000..............................        --         --        --        --    41,978        420      205,344
Comprehensive income:
  Foreign currency translation adjustments.........        --         --        --        --        --         --           --
  Net income.......................................        --         --        --        --        --         --           --
Comprehensive income...............................
Stock option exercises.............................        --         --        --        --     3,141         31        2,341
Purchases under employee stock purchase plan.......        --         --        --        --        75          1        1,688
Repayment of notes receivable......................        --         --        --        --        --         --           --
Amortization of warrant to reduce revenues.........        --         --        --        --        --         --           --
Stock-based compensation...........................        --         --        --        --        --         --           --
Reversal of stock-based compensation from stock
  option cancellations.............................        --         --        --        --        --         --         (308)
                                                     --------   --------  --------   -------  --------    -------   ----------
BALANCE, JUNE 30, 2001.............................        --   $     --        --   $    --    45,194      $ 452    $ 209,065
                                                     ========   ========  ========   =======  ========    =======   ==========
                                                       Treasury Stock
                                                     ---------------------
                                                                                Notes
                                                          Number             Receivable     Deferred
                                                            of                  from       Stock-Based   Accumulated  Comprehensive
                                                          Shares     Cost   Stockholders  Consideration  Deficit      Income (Loss)
                                                          ------   -------  ------------  -------------  -----------  -------------
BALANCE, JUNE 27, 1998.............................          169   $ (441)    $    --     $        --    $ (24,669)
Comprehensive loss:
  Foreign currency translation adjustments.........           --       --          --              --           --    $    (172)
  Net loss.........................................           --       --          --              --       (7,704)      (7,704)
                                                                                                                      ----------
Comprehensive loss.................................                                                                   $  (7,876)
                                                                                                                      ==========
Retirement of treasury stock.......................         (169)     441          --              --           --
Stock option exercises.............................           --       --          --              --           --
Issuance of common stock in exchange for notes
  receivable.......................................           --       --        (117)             --           --
Deferred stock-based compensation..................           --       --          --          (4,080)          --
Stock-based compensation...........................           --       --          --             622           --
Issuance of Series H redeemable convertible
  preferred stock..................................           --       --          --              --           --
                                                          ------   -------  ------------  -------------  -----------
BALANCE, JULY 3, 1999..............................           --       --        (117)         (3,458)     (32,373)
Comprehensive loss:
  Foreign currency translation adjustments.........           --       --          --              --           --    $    (345)
  Net loss.........................................           --       --          --              --       (6,453)      (6,453)
                                                                                                                      ----------
Comprehensive loss.................................                                                                   $  (6,798)
                                                                                                                      ==========
Stock option exercises.............................           --       --          --              --           --
Conversion of preferred stock into common stock....           --       --          --              --           --
Issuance of common stock, net of offering cost of
  $11,987..........................................           --       --          --              --           --
Cashless exercise of warrant.......................           --       --          --              --           --
Issuance of common stock in exchange for notes
  receivable.......................................           --       --        (916)             --           --
Repayment of notes receivable......................           --       --         295              --           --
Deemed fair value of warrant issued to a customer..           --       --          --          (1,788)          --
Amortization of warrant to reduce revenues.........           --       --          --             447           --
Deferred stock-based compensation..................           --       --          --         (13,574)          --
Stock-based compensation...........................           --       --          --           3,593           --
Reversal of stock-based compensation from stock
  option cancellations.............................           --       --          --             692           --
                                                          ------   -------  ------------  -------------  -----------
BALANCE, JULY 1, 2000..............................           --       --        (738)        (14,088)     (38,826)
Comprehensive income:
  Foreign currency translation adjustments.........           --       --          --              --           --    $  (1,405)
  Net income.......................................           --       --          --              --        8,846        8,846
                                                                                                                      ----------
Comprehensive income...............................                                                                   $   7,441
                                                                                                                      ==========

Stock option exercises.............................           --       --          --              --           --
Purchases under employee stock purchase plan.......           --       --          --              --           --
Repayment of notes receivable......................           --       --         738              --           --
Amortization of warrant to reduce revenues.........           --       --          --           1,341           --
Stock-based compensation...........................           --       --          --           4,142           --
Reversal of stock-based compensation from stock
  option cancellations.............................           --       --          --             308           --
                                                          ------   -------  ------------  -------------  -----------
BALANCE, JUNE 30, 2001.............................           --   $   --     $    --        $ (8,297)   $ (29,980)
                                                          ======   =======  ============  ============   ==========
                                                               Accumulated        Total
                                                                  Other        Stockholders'
                                                              Comprehensive       Equity
                                                                  Loss          (Deficit)
                                                              -------------    -------------
BALANCE, JUNE 27, 1998.............................             $     (2)       $     843
Comprehensive loss:
  Foreign currency translation adjustments.........                 (172)            (172)
  Net loss.........................................                   --           (7,704)
Comprehensive loss.................................
Retirement of treasury stock.......................                   --               --
Stock option exercises.............................                   --              369
Issuance of common stock in exchange for notes
  receivable.......................................                   --               --
Deferred stock-based compensation..................                   --               --
Stock-based compensation...........................                   --              622
Issuance of Series H redeemable convertible
  preferred stock..................................                   --               --
                                                                --------        ---------
BALANCE, JULY 3, 1999..............................                 (174)          (6,042)
Comprehensive loss:
  Foreign currency translation adjustments.........                 (345)            (345)
  Net loss.........................................                   --           (6,453)
Comprehensive loss.................................
Stock option exercises.............................                   --              858
Conversion of preferred stock into common stock....
                                                                      --           17,015
Issuance of common stock, net of offering cost of
  $11,987..........................................                   --          142,225
Cashless exercise of warrant.......................                   --               --
Issuance of common stock in exchange for notes
  receivable.......................................                   --               --
Repayment of notes receivable......................                   --              295
Deemed fair value of warrant issued to a customer..                   --               --
Amortization of warrant to reduce revenues.........                   --              447
Deferred stock-based compensation..................
                                                                      --               --
Stock-based compensation...........................                   --            3,593
Reversal of stock-based compensation from stock
  option cancellations.............................                   --               --
                                                                --------        ---------
BALANCE, JULY 1, 2000..............................                 (519)         151,593
Comprehensive income:
  Foreign currency translation adjustments.........               (1,405)          (1,405)
  Net income.......................................                   --            8,846
Comprehensive income...............................
Stock option exercises.............................                   --            2,372
Purchases under employee stock purchase plan.......                   --            1,689
Repayment of notes receivable......................                   --              738
Amortization of warrant to reduce revenues.........                   --            1,341
Stock-based compensation...........................                   --           4,142
Reversal of stock-based compensation from stock
  option cancellations.............................                   --              --
                                                                --------        ---------
BALANCE, JUNE 30, 2001.............................             $ (1,924)       $ 169,316
                                                                ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                   Year Ended
                                                                                      ------------------------------------
                                                                                       June 30,     July 1,       July 3,
                                                                                         2001        2000           1999
                                                                                      ---------    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................................         $   8,846    $   (6,453)  $    (7,704)
  Gain on sale of discontinued operations....................................              (500)           --            --
                                                                                      ---------    ----------   -----------
  Net income (loss) from continuing operations...............................             8,346        (6,453)       (7,704)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation...........................................................             2,207         1,454         1,257
      Stock-based consideration..............................................             5,483         4,040           622
      Provision for doubtful accounts........................................               667           404           689
      Changes in assets and liabilities:
        Accounts receivable..................................................           (22,639)       (7,336)       (8,648)
        Prepaid expenses and other current assets............................              (994)       (3,783)           62
        Accounts payable.....................................................             3,217         2,050         1,277
        Accrued expenses.....................................................             7,763         9,300         1,226
        Deferred revenue.....................................................             6,735         7,081         2,877
                                                                                      ---------    ----------   -----------
          Net cash provided by (used in) continuing operations...............            10,785         6,757        (8,342)
                                                                                      ---------    ----------   -----------
          Net cash used in discontinued operations...........................              (292)         (340)       (1,056)
                                                                                      ---------    ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment........................................           (10,017)       (3,139)       (1,306)
  Other assets...............................................................            (1,958)         (898)          (32)
  Collection of notes receivable.............................................               738           295         4,400
                                                                                      ---------    ----------   -----------
          Net cash provided by (used in) investing activities................           (11,237)       (3,742)        3,062
                                                                                      ---------    ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit..............................................                --         2,263         4,000
  Repayments of lines of credit..............................................                --        (5,313)         (950)
  Repayments of term loan....................................................                --            --          (221)
  Proceeds from issuance of redeemable convertible preferred stock, net......                --            --         6,000
  Proceeds from issuance of common stock, net................................                --       142,225            --
  Proceeds from stock option exercises.......................................             2,372           858           369
  Proceeds from purchases of common stock under employee stock purchase
   plan......................................................................             1,689            --            --
                                                                                      ---------    ----------   -----------
          Net cash provided by financing activities..........................             4,061       140,033         9,198
                                                                                      ---------    ----------   -----------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS.............................              (423)         (289)           51
                                                                                      ---------    ----------   -----------
NET INCREASE IN CASH AND EQUIVALENTS.........................................             2,894       142,419         2,913
CASH AND EQUIVALENTS, BEGINNING OF YEAR......................................           153,455        11,036         8,123
                                                                                      ---------    ----------   -----------
CASH AND EQUIVALENTS, END OF YEAR............................................         $ 156,349    $  153,455   $    11,036
                                                                                      =========    ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.....................................................         $      --     $      46   $       109
                                                                                      =========     =========   ===========
  Cash paid for income taxes.................................................         $     289     $      --   $        --
                                                                                      =========     =========   ===========
NONCASH FINANCING ACTIVITY:
  Issuance of common stock in exchange for notes receivable from
   stockholders..............................................................         $      --     $     916   $       117
                                                                                      =========     =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MATRIXONE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)

Note 1: Description of the Company and Summary of Significant Accounting
Policies

Description of the Company

     MatrixOne, Inc. (the "Company") is a provider of product collaboration software designed to enable interactive product collaboration among employees of global organizations and with an organization's customers, suppliers and other business partners through the Internet. The Company licenses its software both directly to end users and through a network of domestic and international distributors. The Company has its headquarters in the United States ("U.S."), with offices in Austria, Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and throughout the U.S.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation and Principles of Consolidation

     The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30th. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

     The functional currency of each subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. During fiscal 2001 and 2000, realized and unrealized foreign currency transaction gains (losses) aggregated $225 and ($93), respectively, and were included in other income (expense), net. Foreign currency gains and losses in fiscal 1999 arising from foreign currency transactions are reflected in the loss from operations and were not significant.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Derivative Financial Instruments

     The Company uses forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions. At June 30, 2001, there were no outstanding forward contracts.

Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders' equity (deficit), except stockholders' investments and distributions and deferred stock-based consideration.

Revenue Recognition

     The Company generates revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method.

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

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

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

     The Company recognizes revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through partners are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the partner.

     Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract on a straight-line basis. When a maintenance and customer support fee is included with a software license fee, the Company allocates a portion of the software license fee to maintenance and customer support fees based on the renewal rate of the maintenance and customer support fees.

Cash Equivalents

     The Company considers all time deposits and short-term investments with remaining maturities of 90 days or less to be cash equivalents. The Company's cash equivalents are primarily comprised of diversified U.S. and international money market mutual funds, which are reported at cost, and U.S. Treasury and agency securities and commercial paper registered and traded in the U.S., which are reported at amortized cost. The reported value of the Company's cash equivalents approximates market value.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents and notes receivable. The book values of these financial instruments approximated their respective fair values as of each balance sheet presented due to their short-term maturities.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents and accounts receivable. Concentration of credit risk with respect to cash and cash equivalents is limited because the Company deposits its cash in highly rated financial institutions and invests in diversified money market mutual funds. The Company only invests in A1/P1 rated commercial paper registered and traded in the U.S. and limits its investment in any one issuer to $5,000 and, therefore, believes credit risk related to its investments in commercial paper is limited.

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

     One customer represented approximately 11.6% of the Company's total revenues during fiscal 2001 and approximately 10.7% of the Company's accounts receivable at June 30, 2001. No one customer accounted for more than 10% of the Company's total revenues during fiscal 2000 or 1999 or more than 10% of the Company's accounts receivable at July 1, 2000.

Property and Equipment

     Property and equipment are recorded at cost. Internal and external costs incurred to develop, implement and install computer software for internal use are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (computer equipment and software, two to five years; furniture and fixtures, five to 10 years; office equipment, three to five years; leasehold improvements, shorter of useful life or remaining lease term). Maintenance and repair expenditures are charged to operations when incurred, and additions and improvements are capitalized. The Company reviews its property and equipment whenever events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of these assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2001, net losses on disposals and impairment of property and equipment were $293 and were included in other income (expense), net.

Stock-Based Compensation

     The Company records stock-based compensation issued to employees using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

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

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 2: Details of Financial Statement Components

                                                                                                As of
                                                                                    ----------------------------
                                                                                     June 30,           July 1,
                                                                                       2001               2000
                                                                                    ---------         ---------
     CASH AND EQUIVALENTS:
          Cash................................................................      $    5,950        $      762
          U.S. Treasury and agency securities.................................          78,155            82,159
          Money market mutual funds...........................................          37,393            35,785
          Commercial paper....................................................          34,851            34,749
                                                                                    ----------        ----------
                                                                                    $  156,349        $ 153,455
                                                                                    ==========        =========
     PROPERTY AND EQUIPMENT:
          Computer equipment and software.....................................      $   12,849        $    6,005
          Furniture and fixtures..............................................           1,976               357
          Leasehold improvements..............................................           1,923             1,027
          Office equipment....................................................             836               392
                                                                                    ----------        ----------
                                                                                        17,584             7,781
          Accumulated depreciation............................................          (5,293)           (3,166)
                                                                                    ----------        ----------
                                                                                    $   12,291        $    4,615
                                                                                    ==========        ==========
     ACCRUED EXPENSES:
          Compensation........................................................      $   13,356        $   10,547
          Taxes...............................................................           3,239             2,021
          Other ..............................................................           2,545             1,741
          Royalties...........................................................           1,985               925
          Discontinued operations.............................................              --               792
                                                                                    ----------        ----------
                                                                                    $   21,125        $   16,026
                                                                                    ==========        ==========

Note 3: Discontinued Operations

     In 1998, the Company decided to focus its business on its product collaboration software and related services. On May 7, 1998, the Company sold substantially all of the net assets of its legacy design and manufacturing business, which had been operated as a wholly-owned subsidiary of the Company under the name Adra Systems, Inc. ("Adra Systems"), to SofTech, Inc. The purchase price consisted of $7,000 of cash, a $4,400 promissory note, which accrued interest at 7% and was collected on July 2, 1998, and contingent payments of up to $2,200 based on SofTech's revenues after the acquisition. SofTech has notified the Company that no contingent payments were due.

     In fiscal 2001, the Company paid $275, plus legal fees, to settle a dispute relating to the May 1998 sale of Adra Systems, Inc., and recognized a gain on the sale of discontinued operations of $500, representing the difference between the amount originally accrued and the settlement amount.

     At July 1, 2000, accrued costs relating to the sale of the net assets of Adra Systems, included in accrued expenses, were $792.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 4: Income Taxes

     The following is the geographic pretax income (loss):

                                                                                      Year Ended
                                                                    ----------------------------------------------
                                                                      June 30,        July 1,         July 3,
                                                                        2001           2000             1999
                                                                    -----------     -----------    -----------
     United States.............................................     $    15,825     $   (2,237)    $   (4,937)
     Foreign...................................................          (5,514)        (4,216)        (2,767)
                                                                    -----------     ----------     ----------
                                                                    $    10,311     $   (6,453)    $   (7,704)
                                                                    ===========     ==========     ==========

     During fiscal 2001, the provision for income taxes of $1,465 primarily consisted of current U.S. federal and state taxes and minimum taxes due in certain foreign countries. No provision for income taxes was recorded in fiscal 2000 and 1999 due to reported net losses.

     At June 30, 2001, the Company had available U.S. federal and state net operating loss ("NOL") carryforwards of approximately $80,140 and approximately $274 of available U.S. federal and state tax credits to reduce future U.S. income taxes. These NOLs include deductions of approximately $69,338 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. The NOLs and tax credit carryforwards expire commencing in fiscal 2002. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

     At June 30, 2001, the Company also has NOLs in certain foreign countries aggregating approximately $18,512 that are also subject to certain limitations. These NOLs expire commencing in fiscal 2002.

     The Company has recorded a valuation allowance against its deferred tax asset due to the fact it is more likely than not that the deferred tax asset will not be realized. Management regularly evaluates the realizability of its deferred tax assets and may adjust the valuation allowance based on such analysis.

The components of the deferred tax asset are as follows:

                                                                                              As of
                                                                                 --------------------------------
                                                                                    June 30,           July 1,
                                                                                      2001              2000
                                                                                 -------------      -------------
      Net operating loss carryforwards.....................................       $   25,970         $   11,531
      Accrued liabilities..................................................            2,139                981
      Deferred revenue.....................................................              743                928
      Allowance for doubtful accounts......................................              442                345
      Stock compensation...................................................              414                  -
      Tax credits..........................................................              281                680
      Depreciation.........................................................              (44)                45
                                                                                 -----------        -----------
          Total deferred tax assets........................................           29,945             14,510
      Valuation allowance..................................................          (29,945)           (14,510)
                                                                                 -----------        -----------
          Net deferred tax asset...........................................      $        --        $        --
                                                                                 ===========        ===========

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

     The reconciliation between the statutory federal income tax rate and the Company's effective tax rate is as follows:

                                                                                       Year Ended
                                                                         --------------------------------------
                                                                         June 30,        July 1,        July 3,
                                                                           2001           2000           1999
                                                                         --------        -------        -------
    U.S. federal statutory rate.........................................     35.0%          35.0%          35.0%
    State tax, net of federal tax benefit...............................      6.0            6.0            6.0
    Nondeductible stock compensation expense............................      7.0              -              -
    Nondeductible meals and entertainment...............................      1.5              -              -
    Provision for valuation allowance...................................    (35.3)         (41.0)         (41.0)
                                                                         --------        -------        -------
                                                                             14.2%             -%             -%
                                                                         ========        =======        =======

Note 5: Line of Credit and Debt

     On December 29, 2000, the Company extended its line of credit of $7,000 through December 28, 2001. Borrowings under the line of credit are limited to 80% of eligible accounts receivable from customers in the U.S., less amounts reserved for foreign currency contracts. In addition, on February 1, 2001, the Company extended its working capital line of credit of $1,000, which expires December 28, 2001. Borrowings under the working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the U.S. These lines of credit are collateralized by all of the Company's assets, have financial and other covenants and bear interest at the bank's prime rate (6.75% at June 30, 2001) plus 0.5%. As of June 30, 2001, there were no borrowings under these lines of credit and $8,000 available.

     On April 3, 2000, the Company's wholly-owned subsidiary in Germany obtained a 500 DM ($216) line of credit, which has no stated expiration date. Borrowings under this line of credit are limited to 100% of accounts receivable of the German subsidiary and bear interest at 12.0% per annum. As of June 30, 2001, there were no borrowings under this line of credit and 500 DM ($216) available.

     The Company had a term loan that was payable in 33 equal installments of $21 that commenced on October 31, 1996. The term loan was paid in full during fiscal 1999.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 6: Commitments and Contingencies

Commitments

     The Company leases its facilities, automobiles and certain office equipment under various operating leases that expire through fiscal 2011. Certain of the facility leases require the Company to pay its proportionate share of building expenses and provide the Company with the option to renew its lease for an extended period. Aggregate rental expense under operating leases was approximately $4,020, $2,123 and $1,616 for fiscal 2001, 2000 and 1999, respectively.

     Future minimum lease commitments, by fiscal year, as of June 30, 2001 are as follows:

                                                      Autos and
                                   Facilities         Equipment         Total
                                   ----------         ---------        -------

2002.............................  $    4,176         $     743        $ 4,919
2003.............................       3,616               520          4,136
2004.............................       3,226               265          3,491
2005.............................       2,633                77          2,710
2006.............................       2,531                46          2,577
Thereafter.......................       8,404                44          8,448
                                   ----------         ---------        -------
                                   $   24,586         $   1,695        $26,281
                                   ==========         =========        =======

Contingencies

     During the period between July 24, 2001 and August 22, 2001, four purported securities class action lawsuits were filed in the United States District Court for the Southern District of New York. The complaints, which are virtually identical, name as defendants the Company, two of its officers, and certain underwriters involved in the Company's initial public offering of common stock. The complaints are allegedly brought on behalf of purchasers of the Company's common stock during the period from February 29, 2000 to December 6, 2000 and assert, among other things, that the Company's initial public offering prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's initial public offering underwriters in allocating shares in the Company's initial public offering to the underwriters' customers. The actions seek rescission and various damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over one hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of these pending lawsuits. Even if successfully defended, these lawsuits could result in significant expense to the Company and the diversion of its management and technical resources, which would have a material adverse effect on the Company's operating results. The Company has not recorded an accrual related to these complaints.

     The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of business. Management believes that the outcomes of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     As of July 3, 1999, redeemable convertible stock was comprised of the following:

                                                      Shares        Shares           Shares        Redemption
                                                    Authorized      Issued         Outstanding        Value
                                                    ----------    ---------        -----------     ----------
     Class G, $1.00 par value....................     2,000           1,899           1,899        $   11,015
     Class H, $1.00 par value....................       750             750             750             6,000
                                                    -------       ---------        --------        ----------
                                                      2,750           2,649           2,649        $   17,015
                                                    =======       =========        ========        ==========

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

     On December 9, 1999, the Board approved, effective upon the closing of the initial public offering, a change in the total number of shares which the Company is authorized to issue to 105,000 shares, of which 100,000 shares are common stock and 5,000 shares are preferred stock. As of June 30, 2001, 21,675 shares of common stock had been authorized for issuance pursuant to the exercise of stock options and other stock rights.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

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

     As of July 3, 1999, convertible preferred stock was comprised of the following:

                                                             Shares         Shares         Shares
                                                           Authorized       Issued       Outstanding       Amount
                                                          -----------     -----------    -----------     ----------
     Class A, $1.00 par value........................          615             615            512        $      512
     Class B, $1.00 par value........................          492             491            444               444
     Class C, $1.00 par value........................        1,195           1,194          1,194             1,194
     Class D, $1.00 par value........................          683             680            676               676
     Class E, $1.00 par value........................          167             167            167               167
     Class F, $1.00 par value........................          400             400            400               400
                                                          --------        --------        -------        ----------
                                                             3,552           3,547          3,393        $    3,393
                                                          ========        ========        =======        ==========

Notes Receivable from Stockholders

     In connection with the exercise of stock options during fiscal 2000 and 1999, the Company issued 2,076 and 342 shares of common stock, respectively, in exchange for notes receivable from stockholders with principal balances aggregating $916 and $117, respectively. During fiscal 2001 and 2000, the Company received payments of notes receivable aggregating $738 and $295, respectively.

Warrants

     In May 1997, the Company issued a warrant, with an exercise price of $0.44, to purchase 169 shares of common stock in conjunction with its line of credit. No value has been ascribed to this warrant as the amount would not be material to the Company's consolidated financial statements. In March 2000, the holder of the warrants executed a cashless exercise and received 168 shares of common stock.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

     On February 1, 2000, the Company issued the purchaser of the common stock issued in the private placement a warrant to purchase 200 shares of common stock, which became exercisable following the closing of the initial public offering (March 6, 2000) for a term of 18 months at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represents the fair value of the warrant using the Black-Scholes option-pricing model. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity (deficit). This deferred consideration is amortized through charges to reduce revenues as the elements in the arrangement are delivered. During fiscal 2001 and 2000, the Company recorded charges to reduce revenues of $1,341 and $447, respectively, related to the warrant. The warrant expired on September 6, 2001.

2000 Employee Stock Purchase Plan

     In December 1999, the Board adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") to be effective upon the completion of the Company's initial public offering. The Company has reserved a total of 1,350 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock under the Purchase Plan at 85% of the lesser of the average market price of the Company's common stock on the first or last day of the applicable six month payment period. During fiscal 2001, 75 shares of common stock were purchased under the Purchase Plan. No common stock was purchased under the Purchase Plan during fiscal 2000.

Stock Option Plans

     In January 2000, the Board adopted the 1999 Stock Plan (the "1999 Plan") to be effective upon the completion of the Company's initial public offering. In fiscal 2001, the 1999 Plan was amended to increase the number of shares of common stock reserved for issuance from 1,500 to 3,000 shares. The 1999 Plan provides for the granting of incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company.

     In fiscal 1996, the Company adopted a stock plan (the "1996 Plan") pursuant to which 13,950 shares of the Company's common stock are reserved for issuance. The 1996 Plan provides for the granting of incentive stock options, nonqualified stock options and other stock rights. Options may be granted at not less than the fair market value of the Company's common stock on the date of grant, as determined by the Board.

     The Company's 1987 Stock Option Plan (the "1987 Plan") has been terminated; however, options issued under the 1987 Plan remain outstanding. The 1987 Plan provided for the granting of both incentive stock options and nonqualified stock options. Incentive stock options were granted at the fair market value of the common stock on the date of grant, as determined by the Board.

     Options granted under the 1999, 1996 and 1987 Plans generally vest over four years and expire no later than ten years from the date of the grant. There were 1,634 shares available for future grant under the 1999 and 1996 Plans at June 30, 2001.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

     The following is a summary of the status of the Company's stock options as of June 30, 2001, July 1, 2000 and July 3, 1999 and the stock option activity for all stock option plans during the years ending on those dates:

                                       June 30, 2001                  July 1, 2000                July 3, 1999
                                ---------------------------     ------------------------   -------------------------
                                                   Weighted                    Weighted                     Weighted
                                                   Average                     Average                      Average
                                                   Exercise                    Exercise                     Exercise
                                      Shares        Price         Shares        Price         Shares          Price
                                  ------------   ----------     ---------    -----------   -----------     ----------
   OUTSTANDING:
     Beginning balance........        10,318     $     1.67        11,742    $      0.45        10,125     $     0.43
        Granted...............         2,370     $    28.60         2,802    $      5.07         4,806     $     0.46
        Exercised.............        (3,141)    $     0.76        (3,843)   $      0.46        (1,203)    $     0.40
        Canceled..............          (299)    $    10.39          (383)   $      1.04        (1,986)    $     0.42
                                  ----------     ----------     ---------    -----------    ----------     ----------
     Ending balance...........         9,248     $     8.60        10,318    $      1.67        11,742     $     0.45
                                  ==========     ==========     =========    ===========    ==========     ==========
   EXERCISABLE................         4,025     $     3.43         4,377    $      0.66         5,157     $     0.43
                                  ==========     ==========     =========    ===========    ==========     ==========

     Information regarding options outstanding as of June 30, 2001 is as follows:

                                            Options Outstanding                        Options Exercisable
                              -----------------------------------------------     ----------------------------
                                                 Weighted
                                                  Average          Weighted                         Weighted
                                                 Remaining          Average                          Average
          Range of                              Contractual        Exercise                         Exercise
       Exercise Price            Shares         Life (Years)         Price           Shares           Price
   ------------------------   ------------    ---------------     -----------     -----------      -----------
     $   0.33 - $ 0.44.....      4,555               6.58         $      0.44         3,113        $      0.44
     $   0.67 - $ 1.11.....      1,518               8.05         $      1.03           378        $      1.11
     $   3.33 - $ 8.00.....        547               8.41         $      6.87           169        $      6.52
     $  10.56 - $13.56.....        365               9.11         $     12.14            55        $     12.97
     $  14.25 - $19.96.....        420               9.40         $     15.79            20        $     16.00
     $  20.13 - $29.56.....        473               9.22         $     23.91            53        $     22.93
     $  30.19 - $36.50.....      1,294               9.09         $     35.97           224        $     36.14
     $  36.88 - $69.50.....         76               8.61         $     43.88            13        $     44.08
                              --------         ----------         -----------     ---------        -----------
                                 9,248               7.66         $      8.60         4,025        $      3.43
                              ========         ==========         ===========     =========        ===========

     In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $13,574 and $4,080 in fiscal 2000 and 1999, respectively. Deferred stock-based compensation represents the difference between the option price and the deemed fair value of the Company's common stock on the date of grant and is reported as stock-based consideration, a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $4,142, $3,593 and $622 for fiscal 2001, 2000 and 1999, respectively.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

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

     The fair value of options granted in fiscal 2001, 2000 and 1999 have been determined using the Black-Scholes option pricing model. The assumptions used are as follows:

                                                                                   Year Ended
                                                             ------------------------------------------------------
                                                                  June 30,          July 1,           July 3,
                                                                    2001              2000              1999
                                                             ------------------ ---------------- ------------------
     Risk-free interest rate................................       4.54 - 6.23%     5.80 - 6.50%             5.10%
     Expected dividend yield................................               None             None              None
     Expected lives.........................................            4 years          5 years           5 years
     Expected volatility (0% before January 1, 2000)........               100%              85%                --

     The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 were $20.80, $7.44 and $0.95 per share, respectively.

     Had compensation expense for stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's pro forma net income (loss) and basic and diluted net income
(loss) per share would have been as follows:

                                                                                      Year Ended
                                                                         -------------------------------------
                                                                         June 30,       July 1,       July 3,
                                                                           2001          2000          1999
                                                                         ---------     ---------     ---------
     NET INCOME (LOSS):
          As reported................................................    $   8,846     $  (6,453)    $  (7,704)
          Pro forma..................................................    $  (1,418)    $  (7,500)    $  (8,027)

     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
          As reported:
             Basic net loss per share................................    $    0.20     $   (0.36)    $   (1.74)
             Diluted net loss per share..............................    $    0.18     $   (0.36)    $   (1.74)
          Pro forma:
             Basic net loss per share................................    $   (0.03)    $   (0.42)    $   (1.81)
             Diluted net loss per share..............................    $   (0.03)    $   (0.42)    $   (1.81)

     Because the method prescribed by SFAS No. 123 has not been applied to stock options granted prior to June 30, 1995 and no expected volatility factor has been used to value any stock options granted prior to January 1, 2000, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 9:  Employee Benefit Plans

     Eligible employees of the Company's U.S. operations may elect to participate in the Company's 401(k) plan. The Company does not make contributions to the 401(k) plan. Employees of certain of the Company's subsidiaries are provided with savings plans to which the Company and the employee contribute. Contributions to these plans were not material in fiscal 2001, 2000 or 1999.

Note 10: Segment and Geographic Information

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company's decision-making group, its executive management team, views the Company's operations and manages its business principally as one segment with two offerings: product collaboration software and related services. The executive management team evaluates these offerings based on their respective gross margins. Therefore, the financial information presented in these financial statements represents all the material financial information related to the Company's principal operating segment.

     Revenues and property and equipment by significant geographic region are as follows:

                                                                                   Year Ended
                                                                 ----------------------------------------------
                                                                  June 30,          July 1,           July 3,
                                                                    2001              2000              1999
                                                                 -----------       ----------        ----------
     REVENUES:
        North America......................................      $   103,257       $    45,398       $   30,557
                                                                 -----------       -----------       ----------
        Germany............................................            8,222             9,519            6,048
        France.............................................            5,835             6,162            2,243
        Asia Pacific.......................................           11,053             4,870               --
        Europe (excluding Germany and France)..............           13,777             8,762            2,498
                                                                 -----------       -----------       ----------
           Total international.............................           38,887            29,313           10,789
                                                                 -----------       -----------       ----------
                                                                 $   142,144       $    74,711       $   41,346
                                                                 ===========       ===========       ==========

     The Company reports revenue in the geographic region of the customer at the time of the license. However, the customer may deploy licenses in other geographic regions.

                                                                                          As of
                                                                             --------------------------------
                                                                              June 30,             July 1,
                                                                                2001                2000
                                                                             -----------          -----------
     PROPERTY AND EQUIPMENT:
        North America...................................................     $    10,710          $     3,844
                                                                             -----------          -----------
        Germany.........................................................             237                  202
        France..........................................................             267                  178
        Asia Pacific....................................................             357                   87
        Europe (excluding Germany and France)...........................             720                  304
                                                                             -----------          -----------
           Total international..........................................           1,581                  771
                                                                             -----------          -----------
                                                                             $    12,291          $     4,615
                                                                             ===========          ===========

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 11:  Net Income (Loss) Per Share

     The Company's capital structure in fiscal 2000 and 1999 is not comparable to its current capital structure due to the conversion of all shares of convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in March 2000. Accordingly, pro forma basic and diluted net loss per share has been presented for fiscal 2000 and 1999 assuming the conversion of all outstanding shares of convertible preferred stock into common stock, as if the conversion had occurred on the original date of issuance.

     The calculation of basic and diluted and pro forma basic and diluted net income (loss) per share is as follows:

                                                                                              Year Ended
                                                                              ------------------------------------------
                                                                               June 30,         July 1,         July 3,
                                                                                 2001             2000           1999
                                                                              ----------       ----------      ---------
NET INCOME (LOSS):
   Income (loss) from continuing operations..........................         $    8,346       $   (6,453)     $  (7,704)
   Gain on sale of discontinued operations...........................                500               --             --
                                                                              ----------       ----------      ---------
   Net income (loss).................................................         $    8,846       $   (6,453)     $  (7,704)
                                                                              ==========       ==========      =========

SHARES USED IN COMPUTING BASIC AND DILUTED AND PRO FORMA BASIC AND
DILUTED NET INCOME (LOSS) PER SHARE:
   Weighted average shares outstanding used in computing basic net
      income (loss) per share........................................             43,543           17,966          4,428
   Dilutive effect of stock options..................................              6,814               --             --
                                                                              ----------       ----------      ---------
   Shares used in computing diluted net income (loss) per share......             50,357           17,966          4,428
                                                                              ==========
   Adjustment to reflect the effect of the conversion of preferred
      stock..........................................................                              17,720         23,542
                                                                                               ----------      ---------
   Shares used in computing pro forma basic and diluted net loss per
      share..........................................................                              35,686         27,970
                                                                                               ==========      =========
BASIC AND DILUTED AND PRO FORMA BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE:
   Basic income (loss) per share from continuing operations..........         $     0.19       $    (0.36)     $   (1.74)
   Basic income per share from discontinued operations...............               0.01               --             --
                                                                              ----------       ----------      ---------
   Basic net income (loss) per share.................................         $     0.20       $    (0.36)     $   (1.74)
                                                                              ==========       ==========      =========
   Diluted income (loss) per share from continuing operations........         $     0.17       $    (0.36)     $   (1.74)
   Diluted income per share from discontinued operations.............               0.01               --             --
                                                                              ----------       ----------      ---------
   Diluted net income (loss) per share...............................         $     0.18       $    (0.36)     $   (1.74)
                                                                              ==========       ==========      =========
   Pro forma basic and diluted net loss per share....................                          $    (0.18)     $   (0.28)
                                                                                               ==========      =========

     Potentially dilutive common stock options and warrants aggregating 1,320, 10,518 and 11,910 for fiscal 2001, 2000 and 1999, respectively, have been excluded from the computation of basic and dilutive net income (loss) per share because this inclusion would be anti-dilutive.

                                MATRIXONE, INC.

                   (In thousands, except per share amounts)

Note 12:  Quarterly Financial Information (unaudited)

                                                                        Year Ended June 30, 2001
                                                    ----------------------------------------------------------------
                                                      First        Second        Third         Fourth
                                                     Quarter      Quarter       Quarter       Quarter       Total
                                                    ----------   ----------    ----------    ----------   ----------
   Revenues....................................     $   28,548   $   34,291    $   38,105    $   41,200   $  142,144
   Gross profit................................     $   18,800   $   22,941    $   24,195    $   25,505   $   91,441
   Income from continuing operations...........     $      529   $    2,189    $    2,582    $    3,046   $    8,346
   Income from discontinued operations.........     $       --   $       --    $       --    $      500   $      500
   Net income..................................     $      529   $    2,189    $    2,582    $    3,546   $    8,846
   Basic income per share from continuing
       operations..............................     $     0.01   $     0.05    $     0.06    $     0.07   $     0.19
   Basic income per share from discontinued
       operations..............................     $       --   $       --    $       --    $     0.01   $     0.01
   Basic net income per share..................     $     0.01   $     0.05    $     0.06    $     0.08   $     0.20
   Diluted income per share from continuing
       operations..............................     $     0.01   $     0.04    $     0.05    $     0.06   $     0.17
   Diluted income per share from discontinued
       operations..............................     $       --   $       --    $       --    $     0.01   $     0.01
   Diluted net income per share................     $     0.01   $     0.04    $     0.05    $     0.07   $     0.18
   Shares used in computing basic net income
       per share...............................         42,258       43,022        43,982        44,901       43,543
   Shares used in computing diluted net income
       per share...............................         50,384       50,157        50,360        50,518       50,357

                                                                        Year Ended July 1, 2000
                                                    ----------------------------------------------------------------
                                                      First        Second        Third         Fourth
                                                     Quarter      Quarter       Quarter       Quarter       Total
                                                    ----------   ----------    ----------    ----------   ----------
   Revenues....................................     $   13,881   $   16,167    $   19,837    $   24,826   $   74,711
   Gross profit................................     $    7,849   $    9,075    $   11,554    $   15,426   $   43,904
   Net loss....................................     $   (1,419)  $   (2,079)   $   (2,915)   $      (40)  $   (6,453)
   Basic and diluted net loss per share........     $    (0.27)  $    (0.35)   $    (0.15)   $    (0.00)  $    (0.36)
   Shares used in computing basic and diluted
       net loss per share......................          5,203        5,868        18,907        41,888       17,966
   Pro forma basic and diluted net loss per
       share...................................     $    (0.04)  $    (0.06)   $    (0.08)   $    (0.00)  $    (0.18)
   Shares used in computing pro forma basic
       and diluted net loss per share..........         31,965       32,630        36,258        41,888       35,686

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

     Anything herein to the contrary notwithstanding, in no event are the sections entitled "Stock Performance Graph", "Compensation Committee Report on Executive Compensation" and "Audit Committee Report" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2001 annual meeting of stockholders.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled "Occupations of Directors and Executive Officers" in MatrixOne's definitive proxy statement (the "Definitive Proxy Statement") for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of MatrixOne, Inc.'s fiscal year ended June 30, 2001.

     The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

     Certain information concerning executive compensation is incorporated by reference herein from the information contained in the section entitled "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

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

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of the Company are filed as part of this report:
              Report of Independent Public Accountants
              Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000 Consolidated Statements of Operations for the years ended June 30,
                 2001, July 1, 2000 and July 3, 1999
              Consolidated Statements of Redeemable Convertible Preferred Stock
                 and of Stockholders' Equity (Deficit) for the years ended June 30, 2001, July 1, 2000 and July 3, 1999
              Consolidated Statements of Cash Flows for the years ended June 30,
                 2001, July 1, 2000 and July 3, 1999
              Notes to Consolidated Financial Statements

       (2) FINANCIAL STATEMENT SCHEDULES

              The following financial statement schedule of MatrixOne, Inc. for each of the years ended June 30, 2001, July 1, 2000 and July 3, 1999 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto of MatrixOne, Inc.

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

       (3) INDEX TO EXHIBITS

  Exhibit No.                              Description
  -----------                              -----------

    3.1(1)       Amended and Restated Certificate of Incorporation
    3.2(1)       Amended and Restated By-laws
    4.1(1)       Specimen certificate representing the common stock
   10.1(1)       Amended and Restated 1987 Stock Option Plan
   10.2(1)       Amended and Restated 1996 Stock Plan
   10.3(1)       1999 Stock Plan
   10.4(2)       Amendment No. 1 to the 1999 Stock Plan
   10.5(1)       2000 Employee Stock Purchase Plan
   10.6(1)       Amended and Restated Registration Rights, Restricted Stock and
                 Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998
   10.7(1)       Amendment No. 1 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 26, 1991
   10.8(1)       Amendment No. 2 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of August 19, 1991
   10.9(1)       Amendment No. 3 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 1, 1997
   10.10(1)      Amendment No. 4 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 17, 1999
   10.11(1)      Amended and Restated Stockholders Agreement by and among the
                 Company and the stockholders listed therein dated as of June
                 17, 1999
   10.12(1)      Office Lease by and between the Company and New Boston
                 Chelmsford Limited Partnership dated March 2, 1994
   10.13(1)      Loan and Security Agreement between the Company and Silicon
                 Valley Bank dated as of December 29, 1998
   10.14(1)      Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999
   10.15(1)      Agreement between the Company and Oracle Corporation dated as of May 22, 1996
   10.16(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of September 28, 1999
   10.17(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of December 28, 1999
   10.18(1)      Borrower Agreement between the Company and Export-Import Bank of the United States dated as of January 21, 2000
   10.19(1)      Loan and Security Agreement between the Company and Export-
                 Import Bank of the United States dated as of January 21, 2000
   10.20(1)      Common Stock Purchase Agreement between the Company and GE
                 Capital Equity Investments, Inc. dated as of February 1, 2000
   10.21(3)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of August 18, 2000
   10.22(4)      Employment Agreement dated November 1, 2000 between the Company and Mark F. O'Connell
   10.23(5)      Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

   10.24(5) Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank
   10.25(5) Borrower Agreement dated February 1, 2001 between the Company, the Export-Import Bank of the United States and Silicon Valley Bank
   10.26 Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001
   21.1          Subsidiaries of the Company
   23.1          Consent of Arthur Andersen LLP
   24.1          Power of Attorney (see page 64)

_________________
     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-92731).
     (2) Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-66458).
     (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended July 1, 2000.
     (4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
     (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MATRIXONE, INC.
Date: September 19, 2001

                                      By:         /s/ MARK F. O'CONNELL
                                          --------------------------------------
                                                    Mark F. O'Connell
                                          President and Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                              Title(s)                                  Date
               ---------                              --------                                  ----
    /s/ Mark F. O'Connell                    President, Chief Executive                  September 19, 2001
----------------------------------------        Officer and Director
        Mark F. O'Connell                   (principal executive officer)

    /s/ Maurice L. Castonguay                 Chief Financial Officer,                   September 19, 2001
----------------------------------------    Vice President of Finance and
        Maurice L. Castonguay               Administration and Treasurer
                                              (principal financial and
                                                 accounting officer)

    /s/ Ellen Carnahan                                Director                           September 19, 2001
----------------------------------------
        Ellen Carnahan

    /s/ W. Patrick Decker                             Director                           September 19, 2001
----------------------------------------
        W. Patrick Decker

    /s/ Daniel J. Holland                             Director                           September 19, 2001
----------------------------------------
        Daniel J. Holland

    /s/ James F. Morgan                               Director                           September 19, 2001
----------------------------------------
        James F. Morgan

    /s/ Charles R. Stuckey, Jr.                       Director                           September 19, 2001
----------------------------------------
        Charles R. Stuckey, Jr.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MatrixOne, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MatrixOne, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated July 26, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the MatrixOne, Inc.'s management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not a part of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                                      /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 26, 2001

                                                                     Schedule II

                                MATRIXONE, INC.

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (in thousands)

                                            Balance at      Charged to      Charged to                    Balance at
                                           Beginning of      Costs and        Other                           End
Description                                   Period         Expenses        Accounts      Deductions      of Period
-----------                               --------------- --------------  --------------  -------------  -------------
 Allowance for Doubtful Accounts:
    June 30, 2001......................       $    927       $     667       $     --      $   (207)        $  1,387
    July 1, 2000.......................       $    772       $     404       $     --      $   (249)        $    927
    July 3, 1999.......................       $    511       $     689       $     --      $   (428)        $    772
 Reserve for Discontinued Operations:
    June 30, 2001......................       $    792       $      --       $   (500)(1)  $   (292)        $     --
    July 1, 2000.......................       $    950       $      --       $     --      $   (158)        $    792
    July 3, 1999.......................       $  2,006       $      --       $     --      $ (1,056)        $    950

    ____________________

    (1) Amounts charged to other accounts represents the gain on the settlement of a dispute relating to the sale of discontinued operations in 1998.

                                 EXHIBIT INDEX

  Exhibit No.                              Description
  -----------                              -----------

    3.1(1)       Amended and Restated Certificate of Incorporation
    3.2(1)       Amended and Restated By-laws
    4.1(1)       Specimen certificate representing the common stock
   10.1(1)       Amended and Restated 1987 Stock Option Plan
   10.2(1)       Amended and Restated 1996 Stock Plan
   10.3(1)       1999 Stock Plan
   10.4(2)       Amendment No. 1 to the 1999 Stock Plan
   10.5(1)       2000 Employee Stock Purchase Plan
   10.6(1)       Amended and Restated Registration Rights, Restricted Stock and
                 Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998
   10.7(1)       Amendment No. 1 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 26, 1991
   10.8(1)       Amendment No. 2 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of August 19, 1991
   10.9(1)       Amendment No. 3 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 1, 1997
   10.10(1)      Amendment No. 4 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 17, 1999
   10.11(1)      Amended and Restated Stockholders Agreement by and among the
                 Company and the stockholders listed therein dated as of June
                 17, 1999
   10.12(1)      Office Lease by and between the Company and New Boston
                 Chelmsford Limited Partnership dated March 2, 1994
   10.13(1)      Loan and Security Agreement between the Company and Silicon
                 Valley Bank dated as of December 29, 1998
   10.14(1)      Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999
   10.15(1)      Agreement between the Company and Oracle Corporation dated as of May 22, 1996
   10.16(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of September 28, 1999
   10.17(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of December 28, 1999
   10.18(1)      Borrower Agreement between the Company and Export-Import Bank of the United States dated as of January 21, 2000
   10.19(1)      Loan and Security Agreement between the Company and Export-
                 Import Bank of the United States dated as of January 21, 2000
   10.20(1)      Common Stock Purchase Agreement between the Company and GE
                 Capital Equity Investments, Inc. dated as of February 1, 2000
   10.21(3)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of August 18, 2000
   10.22(4)      Employment Agreement dated November 1, 2000 between the Company and Mark F. O'Connell
   10.23(5)      Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

   10.24(5) Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank
   10.25(5) Borrower Agreement dated February 1, 2001 between the Company, the Export-Import Bank of the United States and Silicon Valley Bank
   10.26 Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001
   21.1          Subsidiaries of the Company
   23.1          Consent of Arthur Andersen LLP
   24.1          Power of Attorney (see page 64)

___________________
     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-92731).
     (2) Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-66458).
     (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended July 1, 2000.
     (4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
     (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.