Form 10-Q
period 2001-09-29
MATRIXONE INC
filed 2001-11-13
CIK 786998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   _________________________________________

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001


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

                                 (978) 589-4000
              (Registrant's telephone number, including area code)
                   _________________________________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [   ]

  As of November 8, 2001, there were 45,744,905 shares of Common Stock, $0.01 par value per share, outstanding.

                                MATRIXONE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS:
              Condensed Consolidated Balance Sheets as of September 29, 2001
               (unaudited) and June 30, 2001.......................................   1
               Condensed Consolidated Statements of Operations for the Three Months
               Ended September 29, 2001 and September 30, 2000 (unaudited).........   2
               Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended September 29, 2001 and September 30, 2000 (unaudited).........   3
               Notes to Condensed Consolidated Financial Statements................   4

     Item 2:   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................   7
               Cautionary Statements...............................................  13

     Item 3:   Quantitative and Qualitative Disclosures About Market Risk..........  27

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings...................................................  28

     Item 2:   Changes in Securities and Use of Proceeds...........................  28

     Item 6:   Exhibits and Reports on Form 8-K....................................  28

               Signatures..........................................................  29

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                MATRIXONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               SEPTEMBER 29,         JUNE 30,
                                                                                   2001                2001
                                                                           -------------------   ----------------
                                                                               (unaudited)
                                        ASSETS
CURRENT ASSETS:
   Cash and equivalents....................................................           $147,762            $156,349
   Accounts receivable, net................................................             30,519              42,619
   Prepaid expenses and other current assets...............................              5,594               3,535
                                                                                      --------            --------
       Total current assets................................................            183,875             202,503
PROPERTY AND EQUIPMENT, NET................................................             13,527              12,291
OTHER ASSETS...............................................................              2,866               2,832
                                                                                      --------            --------
                                                                                      $200,268            $217,626
                                                                                      ========            ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................           $  9,493            $  9,966
   Accrued expenses........................................................             17,359              21,125
   Deferred revenues.......................................................             13,740              17,219
                                                                                      --------            --------
       Total current liabilities...........................................             40,592              48,310
                                                                                      --------            --------
Stockholders' Equity:
   Preferred stock, $0.01 par value, 5,000 authorized and none issued and
    outstanding............................................................                 --                  --
   Common stock, $0.01 par value, 100,000 shares authorized, 45,604 and
    45,194 shares issued and outstanding...................................                456                 452
   Additional paid-in capital..............................................            208,963             209,065
   Deferred stock-based consideration......................................             (6,964)             (8,297)
   Accumulated deficit.....................................................            (41,892)            (29,980)
   Accumulated other comprehensive loss....................................               (887)             (1,924)
                                                                                      --------            --------
       Total stockholders' equity..........................................            159,676             169,316
                                                                                      --------            --------
                                                                                      $200,268            $217,626
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

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                  -----------------------------------------------
                                                                       SEPTEMBER 29,              SEPTEMBER 30,
                                                                            2001                       2000
                                                                  ---------------------       --------------------
REVENUES:
 Software license.................................................             $  6,898                    $18,110
 Service..........................................................               16,942                     10,438
                                                                               --------                    -------
   Total revenues.................................................               23,840                     28,548
                                                                               --------                    -------
COST OF REVENUES:
 Software license.................................................                  703                      1,796
 Service (1)......................................................               13,471                      7,952
                                                                               --------                    -------
   Total cost of revenues.........................................               14,174                      9,748
                                                                               --------                    -------
GROSS PROFIT......................................................                9,666                     18,800
                                                                               --------                    -------
OPERATING EXPENSES:
 Selling and marketing (1)........................................               12,829                     13,681
 Research and development (1).....................................                6,150                      3,578
 General and administrative (1)...................................                2,894                      2,219
 Stock-based compensation (1).....................................                  988                      1,046
                                                                               --------                    -------
   Total operating expenses.......................................               22,861                     20,524
                                                                               --------                    -------
LOSS FROM OPERATIONS..............................................              (13,195)                    (1,724)
                                                                               --------                    -------
OTHER INCOME (EXPENSE):
 Interest income..................................................                1,360                      2,462
 Other income (expense), net......................................                  (77)                        41
                                                                               --------                    -------
   Total other income (expense)...................................                1,283                      2,503
                                                                               --------                    -------
INCOME (LOSS) BEFORE INCOME TAXES.................................              (11,912)                       779
PROVISION FOR INCOME TAXES........................................                   --                        250
                                                                               --------                    -------
NET INCOME (LOSS).................................................             $(11,912)                   $   529
                                                                               ========                    =======

BASIC NET INCOME (LOSS) PER SHARE.................................               $(0.26)                     $0.01
                                                                               ========                    =======
DILUTED NET INCOME (LOSS) PER SHARE...............................               $(0.26)                     $0.01
                                                                               ========                    =======
SHARES USED IN COMPUTING:
 Basic net income (loss) per share................................               45,427                     42,258
                                                                               ========                    =======
 Diluted net income (loss) per share..............................               45,427                     50,384
                                                                               ========                    =======
------------------------------------------------------------------------------------------------------------------

(1) The following summarizes the departmental allocation of stock-based compensation:

Cost of service revenues..........................................                 $248                    $  252
Selling and marketing.............................................                  286                       320
Research and development..........................................                  199                       203
General and administrative........................................                  255                       271
                                                                                   ----                    ------
   Total stock-based compensation.................................                 $988                    $1,046
                                                                                   ====                    ======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MATRIXONE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                         -----------------------------------------
                                                                            SEPTEMBER 29,          SEPTEMBER 30,
                                                                                 2001                  2000
                                                                         ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).......................................................          $(11,912)              $    529
 Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
   Depreciation..........................................................               952                    434
   Stock-based consideration.............................................               988                  1,523
   Provision for doubtful accounts.......................................               148                     80
   Changes in assets and liabilities:
     Accounts receivable.................................................            12,951                 (3,531)
     Prepaid expenses and other current assets...........................            (1,908)                  (842)
     Accounts payable....................................................              (566)                 1,855
     Accrued expenses....................................................            (4,147)                 3,143
     Deferred revenues...................................................            (3,739)                 1,068
                                                                                   --------               --------
       Net cash provided by (used in) operating activities...............            (7,233)                 4,259
                                                                                   --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.....................................            (2,102)                  (806)
 Other assets............................................................               (13)                   525
 Collection of notes receivable from stockholders........................                --                    738
                                                                                   --------               --------
       Net cash provided by (used in) investing activities...............            (2,115)                   457
                                                                                   --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock option exercises....................................               248                    715
                                                                                   --------               --------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS.........................               513                   (368)
                                                                                   --------               --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........................            (8,587)                 5,063
CASH AND EQUIVALENTS, BEGINNING OF PERIOD................................           156,349                153,455
                                                                                   --------               --------
CASH AND EQUIVALENTS, END OF PERIOD......................................          $147,762               $158,518
                                                                                   ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for income taxes..............................................          $    181               $     --
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

                                MATRIXONE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

  The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended September 29, 2001 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 29, 2002.

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

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

  Revenues from one customer were approximately 14.4% and 15.1% of the Company's total revenues for the three months ended September 29, 2001 and September 30, 2000, respectively. Revenues from another customer were approximately 11.9% of the Company's total revenues for the three months ended September 30, 2000. Accounts receivable from a third customer represented approximately 11.8% of the Company's accounts receivable at September 29, 2001.

NOTE 2.  STOCKHOLDERS' EQUITY

  In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was approximately $988 and $1,046 for the three months ended September 29, 2001 and September 30, 2000, respectively.

                                MATRIXONE, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3.  BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

  The calculation of basic and diluted net income (loss) per share is as follows:

                                                                                      THREE MONTHS ENDED
                                                                         ------------------------------------------
                                                                             SEPTEMBER 29,          SEPTEMBER 30,
                                                                                  2001                   2000
                                                                         -------------------    -------------------
Net income (loss)........................................................           $(11,912)               $   529
                                                                                    ========                =======

Shares used in computing basic and diluted net income (loss) per share:
  Weighted average shares outstanding used in computing basic net                     45,427                 42,258
    income (loss) per share..............................................
       Dilutive effect of stock options..................................                 --                  8,082
       Dilutive effect of warrant........................................                 --                     44
                                                                                    --------                -------
  Shares used in computing diluted net income (loss) per share...........             45,427                 50,384
                                                                                    ========                =======

Basic and diluted net income (loss) per share:
       Basic net income (loss) per share.................................           $  (0.26)               $  0.01
                                                                                    ========                =======
       Diluted net income (loss) per share...............................           $  (0.26)               $  0.01
                                                                                    ========                =======

  Potentially dilutive common stock options and warrants aggregating 10,077 and 47 shares for the three months ended September 29, 2001 and September 30, 2000, respectively, have been excluded from the computation of basic and diluted net income (loss) per share because their inclusion would be antidilutive.

NOTE 4.  COMPREHENSIVE LOSS

  Comprehensive loss includes net income (loss) and other changes in stockholders' equity, except for stockholders' investments and distributions and deferred stock-based consideration. The components of comprehensive loss are as follows:

                                                                                      THREE MONTHS ENDED
                                                                        -------------------------------------------
                                                                            SEPTEMBER 29,           SEPTEMBER 30,
                                                                                 2001                    2000
                                                                        -------------------     -------------------
Net income (loss).......................................................           $(11,912)                  $ 529
Foreign currency translation adjustments................................              1,037                    (701)
                                                                                   --------                   -----
Comprehensive loss......................................................           $(10,875)                  $(172)
                                                                                   ========                   =====

                                MATRIXONE, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5.  SUBSEQUENT EVENTS

  As a result of the unfavorable global economic conditions and a reduction in information technology spending around the world, on October 4, 2001, the Company announced a restructuring program to reduce expenses to align its operations and cost structure with current and projected market conditions. This restructuring program includes a reduction of employees across all functions and locations, a significant reduction in the use of independent contractors, termination of certain discretionary events and closure of excess facilities.

  During the quarter ending December 29, 2001, the Company expects to record a restructuring charge of approximately $3,500 to $4,500. The Company plans to finalize its estimate of the restructuring charge during the quarter ending December 29, 2001 upon completion of certain employee termination agreements and termination of certain contractual arrangements. The Company expects to complete the restructuring program and make the majority of the related cash expenditures during the quarter ending December 29, 2001.

NOTE 6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on June 30, 2002. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 13 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

  We generate revenues from licensing our product collaboration software and providing professional services, training and maintenance and customer support services through our offices in the United States, Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions. We expect revenues by geographic region to continue to fluctuate each period, and we expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations.

  Revenues from our operations outside North America represented 30.8% and 21.0% of our total revenues for the three months ended September 29, 2001 and September 30, 2000, respectively. Revenues from our export sales from the United States represented 2.2% of our total revenues for both the three months ended September 29, 2001 and September 30, 2000.

  Although we license our software products and provide services to numerous customers, certain customers may represent more than 10% of our quarterly and year-to-date revenues. Revenues from one customer were approximately 14.4% and 15.1% of our total revenues for the three months ended September 29, 2001 and September 30, 2000, respectively. Revenues from another customer were approximately 11.9% of our total revenues for the three months ended September 30, 2000.

  We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As of September 29, 2001, we had an accumulated deficit of approximately $41.9 million. Our operating expenses may exceed revenues in future periods. Accordingly, we may incur significant net losses in the future. In view of the rapidly changing nature of our market and the worldwide economy, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

  The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

                                                        THREE MONTHS ENDED
                                           ------------------------------------------
                                               SEPTEMBER 29,          SEPTEMBER 30,
                                                    2001                   2000
                                           -------------------    -------------------
Revenues:
   Software license........................               28.9%                  63.4%
   Service.................................               71.1                   36.6
                                                        ------                  -----
       Total revenues......................              100.0                  100.0
                                                        ------                  -----
Cost of Revenues:
   Software license........................                3.0                    6.3
   Service.................................               56.5                   27.8
                                                        ------                  -----
       Total cost of revenues..............               59.5                   34.1
                                                        ------                  -----
Gross Profit...............................               40.5                   65.9
                                                        ------                  -----
Operating Expenses:
   Selling and marketing...................               53.8                   47.9
   Research and development................               25.8                   12.5
   General and administrative..............               12.1                    7.8
   Stock-based compensation................                4.1                    3.7
                                                        ------                  -----
       Total operating expenses............               95.8                   71.9
                                                        ------                  -----
Loss from Operations.......................              (55.3)                  (6.0)
Other Income (Expense).....................                5.3                    8.8
                                                        ------                  -----
Income (Loss) Before Income Taxes..........              (50.0)                   2.8
Provision for Income Taxes.................                 --                    0.9
                                                        ------                  -----
Net Income (Loss)..........................              (50.0)%                  1.9%
                                                        ======                  =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

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

  Software license revenues decreased 61.9% to $6.9 million for the three months ended September 29, 2001 from $18.1 million for the three months ended September 30, 2000. The decrease was primarily due to a decrease in software licensed to new and existing customers and a decrease in the average value of software license transactions resulting from a general weakening of the global economy and a decrease in information technology spending. In addition, the tragic events of September 11, 2001 caused a delay in or postponement of software orders. Software license revenues in North America decreased $11.3 million due to the factors previously discussed. Software license revenues in Japan decreased $0.6 million due to a reduction in the average value of software license transactions. Software license revenues increased $0.7 million in Europe due to an increase in software licensed to several new customers.

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

  Service revenues increased 62.3% to $16.9 million for the three months ended September 29, 2001 from $10.4 million for the three months ended September 30, 2000. The increase was primarily due to a 72.6% increase in maintenance revenues from new and renewed maintenance contracts and a 63.4% increase in professional services revenues resulting from an increase in the number of professional services employees providing billable implementation and consulting services. Maintenance revenues represented 36.8% and 34.6% of service revenues for the three months ended September 29, 2001 and September 30, 2000, respectively.

  Service revenues decreased 12.0% or $2.3 million from the quarter ended June 30, 2001 primarily due to lower professional services revenues as a result of a general decrease in global information technology spending and lower software license revenue. Our service revenues may continue to decrease if new and existing customers do not license more software than the quarter ended September 29, 2001 and if new and exiting customers do not commence new projects.

  COST OF SOFTWARE LICENSES. Cost of software licenses consists of royalties paid to third parties for integrations and applications licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed and the extent to which we pay royalties to third parties on integration products and applications.

  Cost of software licenses decreased 60.9% to $0.7 million for the three months ended September 29, 2001 from $1.8 million for the three months ended September 30, 2000. The decrease in cost of software licenses was primarily due to decreased licensing of third-party software.

  COST OF SERVICES. Cost of services includes salaries and related expenses for internal services personnel and costs of contracting with independent systems integrators to provide consulting services. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project, which are recorded as a reduction in cost of services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive independent systems integrators used for professional services projects. Our gross margins may fluctuate based on the actual costs incurred to provide professional services.

  Cost of services increased 69.4% to $13.5 million for the three months ended September 29, 2001 from $8.0 million for the three months ended September 30, 2000 primarily due to a $1.8 million increase in internal services personnel costs to support the growth in our services business and a $2.8 million increase in consulting and contractor costs due to an increase in the use of independent systems integrators.

  GROSS PROFIT. Gross profit decreased 48.6% to $9.7 million for the three months ended September 29, 2001 from $18.8 million for the three months ended September 30, 2000. Gross profit as a percentage of total revenues, or gross margin, decreased to 40.5% for the three months ended September 29, 2001 from 65.9% for the three months ended September 30, 2000. The decrease in gross margin was primarily attributable to a significant decrease in higher margin software license revenues and a decrease in gross margin on professional services. Gross margin on software licenses decreased to 89.8% for the three months ended September 29, 2001 from 90.1% for the three months ended September 30, 2000 due to an increase in the relative proportion of third party software licensed, which are subject to royalties. Gross margin on services decreased to 20.5% for the three months ended September 29, 2001 from 23.8% for the three months ended September 30, 2000 primarily due to a decrease in gross margin on professional services resulting from lower than expected revenues, a decrease in employee utilization and higher fixed costs.

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

  Selling and marketing expenses decreased 6.2% to $12.8 million for the three months ended September 29, 2001 from $13.7 million for the three months ended September 30, 2000 due to a decrease in commission expense from lower revenues slightly offset by an increase in personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues increased to 53.8% for the three months ended September 29, 2001 from 47.9% for the three months ended September 30, 2000 primarily due to a lower revenue base.

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

  Research and development expenses increased 71.9% to $6.2 million for the three months ended September 29, 2001 from $3.6 million for the three months ended September 30, 2000 primarily due to increased personnel costs related to the growth in our research and development organization in order to bring more products to market and at a faster rate. Research and development expenses as a percentage of total revenues increased to 25.8% for the three months ended September 29, 2001 from 12.5% for the three months ended September 30, 2000 due to the factors previously discussed and a lower revenue base.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

  General and administrative expenses increased 30.4% to $2.9 million for the three months ended September 29, 2001 from $2.2 million for the three months ended September 30, 2000 primarily due to a $0.4 million increase in personnel and related costs and a $0.3 million increase in third-party consulting costs to support the growth in our business. General and administrative expenses as a percentage of total revenues increased to 12.1% for the three months ended September 29, 2001 from 7.8% for the three months ended September 30, 2000 primarily due to the factors previously discussed and a lower revenue base.

  STOCK-BASED COMPENSATION. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million for each of the three months ended September 29, 2001 and September 30, 2000. We presently expect to record stock-based compensation of $3.9 million, $3.4 million and $0.6 million in fiscal 2002, 2003 and 2004, respectively.

  OTHER INCOME (EXPENSE). Other income (expense) fluctuates based on the amount of cash available for investment, interest expense related to borrowings under our credit facilities, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets. Other income (expense) decreased 48.7% to $1.3 million for the three months ended September 29, 2001 from $2.5 million for the three months ended September 30, 2000. The decrease was primarily due to a $1.1 million decrease in interest income due to lower levels of cash available for investment and a decrease in the yields on our investments resulting from a decrease in market interest rates.

  PROVISION FOR INCOME TAXES. No provision for income taxes was recorded for the three months ended September 29, 2001 due to our net loss, and we do not anticipate recording any provision for income taxes for the remainder of the fiscal year ending June 29, 2002. A provision for income taxes of $0.3 million was recorded during the three months ended September 30, 2000 based on our estimate of income taxes expected to be due in certain states and foreign countries on our income from operations. To date, we have not recorded any tax benefits relating to our historical losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

SUBSEQUENT EVENTS

  As a result of the unfavorable global economic conditions and a reduction in information technology spending around the world, on October 4, 2001, we announced a restructuring program to reduce expenses to align our operations and cost structure with current and projected market conditions. This restructuring program includes a reduction of employees across all functions and locations, a significant reduction in the use of independent contractors, termination of certain discretionary events and closure of excess facilities.

  During the quarter ending December 29, 2001, the Company expects to record a restructuring charge of approximately $3.5 million to $4.5 million. The Company plans to finalize its estimate of the restructuring charge during the quarter ending December 29, 2001 upon completion of certain employee termination agreements and termination of certain contractual arrangements. The Company expects to complete the restructuring program and make the majority of the related cash expenditures during the quarter ending December 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 29, 2001, we had cash and equivalents of $147.8 million, a decrease of $8.6 million from June 30, 2001. Our working capital was $143.3 million and $154.2 million as of September 29, 2001 and June 30, 2001, respectively. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations and a decrease in accounts receivable as a result of a decrease in sequential quarterly revenues.

  We have a $7.0 million line of credit that bears interest at the bank's prime rate plus 0.5% per annum on any outstanding balances and expires December 28, 2001. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States less amounts reserved for foreign currency contracts. In addition, we have a $1.0 million working capital line of credit that bears interest at the bank's prime rate plus 0.5% per annum and expires on December 28, 2001. Borrowings under this working capital line of credit are limited to 90% of eligible foreign accounts receivable billed and collected in the United States. As of September 29, 2001, we had no borrowings outstanding under these lines of credit and $7.6 million available. These lines of credit are collateralized by all of our assets and have financial and other covenants. We were in compliance with these financial and other covenants as of September 29, 2001.

  Our German subsidiary also has a working capital line of credit of 0.5 million DM ($0.2 million), which has no stated expiration date. Borrowings under this line of credit are limited to 100% of the accounts receivable of our Germany subsidiary and bear interest at 12.0% per annum. As of September 29, 2001, we had no borrowings under this line of credit and 0.5 million DM ($0.2 million) available.

  Net cash used in operating activities for the three months ended September 29, 2001 was $7.2 million resulting from our net loss, an increase in prepaid expenses and other current assets from prepayment of royalties, decreases in accounts payable and accrued expenses, and a decrease in deferred maintenance revenues due to a reduction in new maintenance contracts, offset by a decrease in accounts receivable due to lower revenues. Net cash provided by continuing operations was $4.3 million for the three months ended September 30, 2000 resulting from our net income and increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets.

  Net cash used in investing activities was $2.1 million for the three months ended September 29, 2001 and reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. Net cash provided by investing activities was $0.5 million for the three months ended September 30, 2000 and includes our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.8 million and repayments of notes receivable from employees, which are reported in other assets, of $0.5 million and from stockholders of $0.7 million. We expect that capital expenditures for the next 12 months will be approximately $12.0 million, primarily for the acquisition of computer hardware and software, leasehold improvements and office furniture and equipment.

  Net cash provided by financing activities was $0.2 million and $0.7 million for the three months ended September 29, 2001 and September 30, 2000, respectively, and consisted of the proceeds from stock option exercises.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on June 30, 2002. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

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

  We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

  We have incurred substantial net losses from continuing operations in the past, and we expect to incur net losses in future periods. For the three months ended September 29, 2001, we incurred a net loss of approximately $11.9 million, and in fiscal 2000, we incurred a net loss from continuing operations of approximately $6.5 million. As of September 29, 2001, we had an accumulated deficit of approximately $41.9 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we announced a cost reduction program in October 2001 to better align our operations and cost structure with current and projected market conditions, such program may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

  Weakening of Worldwide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates, Decreased Revenue, Reduced Profitability or Losses

  The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for computer software and services caused by the current weakening of the global economy is likely to result in lower revenue growth rates and may result in decreased revenues, reduced profitability or losses. In this weakened economy, we therefore cannot assure you that we will be able to effectively promote future growth in our software and services revenues or achieve profitability.

  Our Future Success Is Uncertain Because We Have Significantly Changed Our Business

  We commercially shipped the first version of our product collaboration software in November 1993, released our first Internet product collaboration software in March 1997 and released the current version of our eMatrix collaboration platform in September 2000. In addition, we shipped the first application within our Value Chain Portfolio in October 2000. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our product collaboration software. Our strategy is to add new customers and have our current customers expand their use of our product collaboration software. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, sale and marketing of our product collaboration software, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

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

  The Market for Our Product Collaboration Software Is Newly Emerging and Rapidly Changing and Demand for Product Collaboration Software May Not Evolve and Could Decline

  The market for product collaboration software is rapidly changing. We cannot be certain that this market will continue to develop and grow or that companies will choose to use our products rather than attempting to develop alternative platforms and applications internally or through other sources. If we fail to establish a significant base of customer references, our ability to market and license our products successfully may be reduced. Companies that have already invested substantial resources in other methods of sharing information during the design, manufacturing and supply process may be reluctant to adopt new technology or infrastructures that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our software products is subject to a high level of uncertainty.

  If We Are Not Successful in Developing New Products and Services that Keep Pace with Technology, Our Operating Results Will Suffer

  The market for our product collaboration software is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to:

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

  Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Securities Analysts or Investors, Our Stock Price Could Decline

  Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. Any disruption in our ability to conduct our business which occurs, especially in the third month of a quarter as was the case in the first quarter of fiscal 2002 due to the events of September 11, 2001, will likely have a material adverse effect on our operating results for that quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenues shortfall in a particular quarter would have an adverse effect on our operating results for that quarter.

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

  Due to the Slowdown in Economic Growth, our Customers May Experience Financial Difficulties and May Represent a Credit Risk

  With the slowdown in global economic growth in the past several quarters and the uncertainty relating to the prospects for near-term global economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us. If our customers, especially those with limited operating histories and limited access to capital, experience financial difficulties or fail to experience commercial success, we may have difficulty collecting our accounts receivable.

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

  Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

  Operations outside North America accounted for approximately 30.8% of our total revenues for the three months ended September 29, 2001 and 27.4% and 39.2% of our total revenues in fiscal 2001 and 2000, respectively. Export sales from the United States accounted for approximately 2.2% of our total revenues for the three months ended September 29, 2001 and 4.0% and 9.8% of our total revenues in fiscal 2001 and 2000, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and the ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

  We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

  We license technology from several companies on a non-exclusive basis that is integrated into many of our products, including database technology from Oracle and CORBA from IONA Technologies. We also license from third parties certain integration products and applications. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

  We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels

  We will need to expand our direct and indirect global sales operations in order to increase market awareness and acceptance of our product collaboration software and generate increased revenues. We market and license our products directly through our sales organization and indirectly through our global partner and distributor network. Our ability to increase our global direct sales organization will depend on our ability to recruit, train and retain sales personnel with advanced sales skills and technical knowledge. Competition for qualified sales personnel is intense in our industry. In addition, it may take up to nine months for a new sales person to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired sales personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, we may have difficulty licensing our products, and we may experience a shortfall in anticipated revenues.

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

  Our Rapid Growth Has Placed a Significant Strain on Our Resources, and Our Business Will Suffer if We Fail to Manage Our Growth Properly

  We have rapidly expanded our operations, which has placed a significant strain on our resources. We have substantially increased both the number of our employees and the geographic scope of our operations. In addition, we have hired several of our key executives in the last several years. Our management team has had limited experience managing a rapidly growing company, especially in a period of a weakening global economy. Future growth will further strain our management, operational and financial resources. Moreover, our ability to successfully offer our product collaboration software and services and implement our business strategy in a new and rapidly evolving market requires effective planning and management. To accommodate our growth, we must:

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

  If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

  We have been unable to fund our operations using cash generated from our business operations and have financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund the expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

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

  Our Business May be Adversely Affected by Securities Class Action Litigation

  During the period between July 24, 2001 and September 5, 2001, five purported securities class action lawsuits were filed in the United States District Court for the Southern District of New York. The complaints, which are virtually identical, name as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock ("IPO"). The complaints are allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and assert, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers. The actions seek rescission and various damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over one hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of these pending lawsuits. Even if successfully defended, these lawsuits could result in significant expense to us and the diversion of our management and technical resources, which may have a material adverse effect on our operating results.

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

  Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

  Currently, we rely on a combination of trademarks, copyrights and common law safeguards, including trade secret protection. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and have other trademark and patent applications pending or in preparation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

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

  Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

  The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2001, our stock price fluctuated between a low bid price of $6.75 per share and a high bid price of $49.00 per share. During the three months ended September 29, 2001, our stock price has fluctuated between a low bid price of $5.25 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  We have international offices in Belgium, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At September 29, 2001 and June 30, 2001, approximately 24.0% and 18.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 30.8% of our revenues for the three months ended September 29, 2001 and 27.4% and 39.2% of our revenues for fiscal 2001 and 2000, respectively, were from our operations outside North America. In addition, approximately 24.4% of our expenses for the three months ended September 29, 2001 and 25.4% and 25.8% of our expenses for fiscal 2001 and 2000, respectively, were from our operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

  We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At September 29, 2001, there were no outstanding forward contracts.

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

  We deposit our cash in highly rated financial institutions in North America, Europe and the Far East. We invest in diversified United States and international money market mutual funds, United States Treasury and agency securities, and commercial paper registered and traded in the United States. At September 29, 2001, we had $129.6 million, $0.5 million, $6.6 million and $2.4 million invested in the United States, Canada, Continental Europe and England, respectively. Due to the short-term nature of our investments, we believe we have minimal market risk.

  Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income. Based on current economic forecasts, we expect the yields on our investments to continue to decline during fiscal 2002. Accordingly, we expect our investment income to also decrease.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

  During the period between July 24, 2001 and September 5, 2001, five purported securities class action lawsuits were filed in the United States District Court for the Southern District of New York. The complaints, which are virtually identical, name as defendants the Company, two of our officers, and certain underwriters involved in our IPO. The complaints are allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and assert, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers. The actions seek rescission and various damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over one hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of these pending lawsuits.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (b) Reports on Form 8-K

        The Company filed no Reports on Form 8-K during the three months ended September 29, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MATRIXONE, INC.


Dated:  November 13, 2001       By: /s/ Maurice L. Castonguay
                                   -----------------------------------------
                                    Maurice L. Castonguay
                                    Chief Financial Officer,
                                    Vice President of Finance
                                    and Administration and
                                    Treasurer (principal financial
                                    and accounting officer)