Form 10-Q
period 2001-12-29
MATRIXONE INC
filed 2002-02-08
CIK 786998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       __________________________________

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

                        Commission file number 000-29309

                       __________________________________

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

                       __________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of February 1, 2002 there were 46,434,563 shares of Common Stock, $0.01 par value per share, outstanding.

                                 MATRIXONE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 29, 2001

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

    Item 1:    Financial Statements:

               Condensed Consolidated Balance Sheets as of December 29, 2001
                 (unaudited) and June 30, 2001.................................................       1
               Condensed Consolidated Statements of Operations for the Three Months and
                 Six Months Ended December 29, 2001 and December 30, 2000 (unaudited)..........       2
               Condensed Consolidated Statements of Cash Flows for the Six Months
                 Ended December 29, 2001 and December 30, 2000 (unaudited).....................       3
               Notes to Condensed Consolidated Financial Statements............................       4

    Item 2:    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................................       9
               Cautionary Statements...........................................................      20

    Item 3:    Quantitative and Qualitative Disclosures About Market Risk......................      32

PART II - OTHER INFORMATION

    Item 1:    Legal Proceedings...............................................................      33

    Item 2:    Changes in Securities and Use of Proceeds.......................................      33

    Item 4:    Submission of Matters to a Vote of Security Holders.............................      33

    Item 6:    Exhibits and Reports on Form 8-K................................................      34

    Signatures.................................................................................      35

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 MATRIXONE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                    December 29,          June 30,
                                                                                       2001                2001
                                                                                    -----------        -----------
                                                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and equivalents....................................................        $   141,225        $  156,349
    Accounts receivable, net................................................             31,878            42,619
    Prepaid expenses and other current assets...............................              6,629             3,535
                                                                                    -----------        ----------
        Total current assets................................................            179,732           202,503
PROPERTY AND EQUIPMENT, NET.................................................             14,858            12,291
OTHER ASSETS................................................................              2,621             2,832
                                                                                    -----------        ----------
                                                                                    $   197,211        $  217,626
                                                                                    ===========        ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable........................................................        $     9,645        $    9,966
    Accrued expenses........................................................             21,269            21,125
    Deferred revenues.......................................................             15,208            17,219
                                                                                    -----------        ----------
        Total current liabilities...........................................             46,122            48,310
                                                                                    -----------        ----------
STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, 5,000 authorized and none issued
      and outstanding.......................................................                 --                --
    Common stock, $0.01 par value, 100,000 shares authorized, 46,051 and
      45,194 shares issued and outstanding..................................                461               452
    Additional paid-in capital..............................................            209,549           209,065
    Deferred stock-based consideration......................................             (5,871)           (8,297)
    Accumulated deficit.....................................................            (51,140)          (29,980)
    Accumulated other comprehensive loss....................................             (1,910)           (1,924)
                                                                                    -----------        ----------
        Total stockholders' equity..........................................            151,089           169,316
                                                                                    -----------        ----------
                                                                                    $   197,211        $  217,626
                                                                                    ===========        ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 MATRIXONE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                            -----------------------------------   ----------------------------------
                                                              December 29,       December 30,       December 29,      December 30,
                                                                  2001               2000               2001              2000
                                                            ----------------   ----------------   ---------------   ----------------
REVENUES:
    Software license ....................................     $     13,429       $     21,817      $     20,327       $     39,927
    Service .............................................           17,691             12,474            34,633             22,912
                                                              ------------       ------------      ------------       ------------
       Total revenues ...................................           31,120             34,291            54,960             62,839
                                                              ------------       ------------      ------------       ------------
COST OF REVENUES:
    Software license ....................................            1,596              2,118             2,299              3,914
    Service (1) .........................................           12,884              9,232            26,355             17,184
                                                              ------------       ------------      ------------       ------------
       Total cost of revenues ...........................           14,480             11,350            28,654             21,098
                                                              ------------       ------------      ------------       ------------
GROSS PROFIT ............................................           16,640             22,941            26,306             41,741
                                                              ------------       ------------      ------------       ------------
OPERATING EXPENSES:
    Selling and marketing (1) ...........................           13,547             15,248            26,376             28,929
    Research and development (1) ........................            6,020              4,245            12,170              7,823
    General and administrative (1) ......................            3,066              2,295             5,960              4,514
    Stock-based compensation (1) ........................              973              1,040             1,961              2,086
    Restructuring charges ...............................            3,202                 --             3,202                 --
                                                              ------------       ------------      ------------       ------------
       Total operating expenses .........................           26,808             22,828            49,669             43,352
                                                              ------------       ------------      ------------       ------------
INCOME (LOSS) FROM OPERATIONS ...........................          (10,168)               113           (23,363)            (1,611)
                                                              ------------       ------------      ------------       ------------
OTHER INCOME (EXPENSE):
    Interest income .....................................              902              2,522             2,262              4,984
    Other income (expense), net .........................               18                131               (59)               172
                                                              ------------       ------------      ------------       ------------
       Total other income (expense) .....................              920              2,653             2,203              5,156
                                                              ------------       ------------      ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES .......................           (9,248)             2,766           (21,160)             3,545
PROVISION FOR INCOME TAXES ..............................               --                577                --                827
                                                              ------------       ------------      ------------       ------------
NET INCOME (LOSS) .......................................     $     (9,248)      $      2,189      $    (21,160)      $      2,718
                                                              ============       ============      ============       ============

BASIC NET INCOME (LOSS) PER SHARE .......................     $      (0.20)      $       0.05      $      (0.46)      $       0.06
                                                              ============       ============      ============       ============
DILUTED NET INCOME (LOSS) PER SHARE .....................     $      (0.20)      $       0.04      $      (0.46)      $       0.05
                                                              ============       ============      ============       ============
SHARES USED IN COMPUTING:
    Basic net income (loss) per share ...................           45,782             43,022            45,605             42,644
                                                              ============       ============      ============       ============
    Diluted net income (loss) per share .................           45,782             50,157            45,605             50,275
                                                              ============       ============      ============       ============

------------------------------------------------------------------------------------------------------------------------------------

(1) The following summarizes the departmental allocation of stock-based compensation:

Cost of service revenues ................................     $        243       $        250      $        491       $        502
Selling and marketing ...................................              280                320               566                640
Research and development ................................              197                200               396                403
General and administrative ..............................              253                270               508                541
                                                              ------------       ------------      ------------       ------------
       Total stock-based compensation ...................     $        973       $      1,040      $      1,961       $      2,086
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

                                 MATRIXONE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                 Six Months Ended
                                                                                     -----------------------------------------
                                                                                         December 29,         December 30,
                                                                                            2001                 2000
                                                                                     -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................         $   (21,160)          $     2,718
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation ............................................................               2,020                   932
       Stock-based consideration ...............................................               1,961                 2,980
       Provision for doubtful accounts .........................................                 548                   160
       Changes in assets and liabilities:
          Accounts receivable ..................................................              10,480               (10,413)
          Prepaid expenses and other current assets ............................              (3,053)               (1,601)
          Accounts payable .....................................................                (383)                3,835
          Accrued expenses .....................................................                 (20)                7,038
          Deferred revenues ....................................................              (2,079)                3,214
                                                                                         -----------           -----------
              Net cash provided by (used in) operating activities ..............             (11,686)                8,863
                                                                                         -----------           -----------
              Net cash used in discontinued operations .........................                  --                    (8)
                                                                                         -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ........................................              (4,569)               (3,044)
    Other assets ...............................................................                 203                (1,396)
    Collection of notes receivable from stockholders ...........................                  --                   738
                                                                                         -----------           -----------
              Net cash used in investing activities ............................              (4,366)               (3,702)
                                                                                         -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock option exercises .......................................                 500                 1,804
    Proceeds from purchases of common stock under employee
       stock purchase plan .....................................................                 458                    --
                                                                                         -----------           -----------
              Net cash provided by financing activities ........................                 958                 1,804
                                                                                         -----------           -----------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS ...............................                 (30)                 (148)
                                                                                         -----------           -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................................             (15,124)                6,809
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ......................................             156,349               153,455
                                                                                         -----------           -----------
CASH AND EQUIVALENTS, END OF PERIOD ............................................         $   141,225           $   160,264
                                                                                         ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes .................................................         $       209           $        49
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

                                 MATRIXONE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and six month periods ended December 29, 2001 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 29, 2002.

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

Concentrations of Credit Risk and Significant Customers

     No customer represented more than 10% of the Company's total revenues for the three or six month periods ended December 29, 2001. Revenues from one customer were approximately 11.8% and 12.1% of the Company's total revenues for the three and six months ended December 30, 2000, respectively. Revenues from another customer were approximately 14.1% and 11.6% of the Company's total revenues for the three and six months ended December 30, 2000 respectively.

Note 2.  Stockholders' Equity

     In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $973 and $1,040 for the three months ended December 29, 2001 and December 30, 2000, respectively, and $1,961 and $2,086 for the six months ended December 29, 2001 and December 30, 2000, respectively.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     During fiscal 2000, the Company issued a warrant to a customer to purchase 200 shares of common stock at an exercise price of $25.00 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant on the date of grant. This charge was included in deferred stock-based consideration, which is reported as a component of stockholders' equity, and was amortized through charges to reduce revenues as the elements in the arrangement were delivered. During the six months ended December 30, 2000, the Company recorded a charge to reduce revenues of $894 related to the warrant. The warrant was fully amortized during fiscal 2001.

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

     The calculation of basic and diluted net income (loss) per share is as follows:

                                                                    Three Months Ended                     Six Months Ended
                                                           -----------------------------------   -----------------------------------
                                                             December 29,         December 30,    December 29,         December 30,
                                                                2001                 2000            2001                 2000
                                                           ---------------      --------------   -------------       ---------------

Net income (loss) ....................................     $       (9,248)      $        2,189   $     (21,160)      $         2,718
                                                           ==============       ==============   =============       ===============
Shares used in computing basic and diluted
 net income (loss) per share:
   Weighted average shares outstanding
    used in computing basic net income
    (loss) per share .................................             45,782               43,022          45,605                42,644
   Dilutive effect of stock options ..................                 --                7,135              --                 7,609
   Dilutive effect of warrant ........................                 --                   --              --                    22
                                                           --------------       --------------   -------------       ---------------
   Shares used in computing diluted net
    income (loss) per share ..........................             45,782               50,157          45,605                50,275
                                                           ================     ==============   =============       ===============

Basic and diluted net income (loss) per share:
   Basic net income (loss) per share .................     $        (0.20)      $         0.05   $       (0.46)      $          0.06
                                                           ================     ==============   =============       ===============
   Diluted net income (loss) per share ...............     $        (0.20)      $         0.04   $       (0.46)      $          0.05
                                                           ================     ==============   =============       ===============


     Potentially dilutive common stock options and warrants aggregating 10,207 and 1,604 shares for the three months ended December 29, 2001 and December 30, 2000, respectively, and 10,142 and 826 shares for the six months ended December 29, 2001 and December 30, 2000, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Note 4. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and other changes in stockholders' equity, except for stockholders' investments and distributions and deferred stock-based consideration. The components of comprehensive income
(loss) are as follows:

                                                             Three Months Ended                         Six Months Ended
                                                   ---------------------------------------   ---------------------------------------
                                                      December 29,         December 30,         December 29,          December 30,
                                                         2001                 2000                 2001                  2000
                                                   -----------------    ------------------   ------------------    -----------------
Net income (loss) ................................   $    (9,248)          $     2,189         $    (21,160)          $     2,718
Foreign currency translation adjustments .........        (1,023)                  119                   14                  (582)
                                                     -----------           -----------         ------------           -----------
Comprehensive income (loss) ......................   $   (10,271)          $     2,308         $    (21,146)          $     2,136
                                                     ===========           ===========         ============           ===========

Note 5. Restructuring Charges

     As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the three months ended December 29, 2001, the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with current and projected market conditions. The restructuring program included a reduction of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

     The restructuring program included a reduction in workforce of 75 employees, including 22 employees in cost of service revenues, 32 employees in selling and marketing, 13 employees in research and development and 8 employees in general and administration. The costs related to the reduction in workforce include severance and fringe benefits. In the restructuring program, the Company also terminated the services of 34 independent contractors. There were no incremental costs to the Company related to the termination of the services of these independent contractors.

     The restructuring program also included facility and lease costs related to the closure of certain excess facilities and activities that the Company has exited and the termination of certain automotive lease contracts.

     As a result of the restructuring program, the Company canceled certain contracts related to terminated activities and programs that were either noncancelable or cancelable with penalty provisions. The costs related to the negotiated termination of these contracts are included in the restructuring charge as contract terminations.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     As a result of the restructuring program, the Company recorded a restructuring charge of $3,202 during the three months ended December 29, 2001. The restructuring charge consisted of costs related to the following statement of operations classifications:

                               Cost of service revenues .........  $      625
                               Selling and marketing ............       2,279
                               Research and development .........         168
                               General and administrative .......         130
                                                                   ----------
                                                                   $    3,202
                                                                   ==========

     The significant components of the restructuring charge, related cash payments and the remaining accrual as of December 29, 2001 are as follows:

                                                                                    Cash                 Remaining
                                                              Charge              Payments                Accrual
                                                          -------------         -------------          -------------
Employee severance and fringe benefits ...............    $       2,466         $       1,335          $       1,131
Facilities and leases ................................              514                   199                    315
Contract terminations ................................              222                    29                    193
                                                          -------------         -------------          -------------
                                                          $       3,202         $       1,563          $       1,639
                                                          =============         =============          =============

     As of December 29, 2001, the restructuring program was substantially completed. The remaining cash payments relating to employee severance and fringe benefits are expected to be paid through January 31, 2003, and the remaining cash payments relating to facilities and leases and contract terminations are expected to be paid through December 31, 2003.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

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

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. The Company will adopt Topic No. D-103 in financial reporting periods beginning after December 29, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103. During the three months ended December 29, 2001 and December 30, 2000, reimbursement of out-of-pocket expenses totaled $905 and $692, respectively, and during the six months ended December 29, 2001 and December 30, 2000, reimbursement of out-of-pocket expenses totaled $1,905 and $1,056, respectively. Accordingly, if the provisions of Topic No. D-103 had been adopted during the three and six month periods ended December 29, 2001 and December 30, 2000, service revenues and cost of service revenues would have been higher by the amounts noted. However, the amount of gross profit would not have changed, but gross profit as a percentage of total revenues, or gross margin, would have decreased.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 18 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

     We generate revenues from licensing our product collaboration software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions. We expect revenues by geographic region to continue to fluctuate each period, and we expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations.

     Revenues from our operations outside North America represented 32.7% and 26.4% of our total revenues for the three months ended December 29, 2001 and December 30, 2000, respectively, and 31.9% and 24.2% of our total revenues for the six months ended December 29, 2001 and December 30, 2000, respectively. Revenues from our export sales from the United States represented 2.6% and 7.2% of our total revenues for the three months ended December 29, 2001 and December 30, 2000, respectively, and 2.7% and 5.2% of our total revenues for the six months ended December 29, 2001 and December 30, 2000, respectively.

     Although we license our software products and provide services to numerous customers, certain customers may represent more than 10% of our quarterly and year-to-date revenues. Revenues from one customer were approximately 11.8% and 12.1% of our total revenues for the three and six months ended December 30, 2000, respectively. Revenues from another customer were approximately 14.1% and 11.6% of our total revenues for the three and six months ended December 30, 2000, respectively. No customer represented more than 10% of the Company's total revenues for the three or six month periods ended December 29, 2001.

     As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the three months ended December 29, 2001, we implemented a restructuring program to reduce expenses to align our operations and cost structure with current and projected market conditions. The restructuring program included a reduction of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

     The restructuring program has resulted in a reduction in our expenses, especially personnel and fringe benefit costs, for the three months ended December 29, 2001. However, due to our rapid growth during fiscal 2001 and through the three months ended September 29, 2001, these cost savings are not readily apparent when comparing expenses for the three and six month periods ended December 30, 2000 to the expenses for the three and six month periods ended December 29, 2001. We will continue to evaluate our operations and cost structure in light of current and projected market conditions.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As of December 29, 2001, we had an accumulated deficit of approximately $51.1 million. Our operating expenses may exceed revenues in future periods. Accordingly, we may incur significant net losses in the future. In view of the rapidly changing nature of our market and the worldwide economy, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

                                                        Three Months Ended          Six Months Ended
                                               -----------------------------    -------------------------
                                               December 29,     December 30,    December 29,  December 30,
                                                   2001             2000            2001          2000
                                               -----------    -------------     -----------   -----------
Revenues:
    Software license.....................         43.2%            63.6%          37.0%         63.5%
    Service..............................         56.8             36.4           63.0          36.5
                                               -------           ------         ------        ------
      Total revenues.....................        100.0            100.0          100.0         100.0
                                               -------           ------         ------        ------
Cost of Revenues:
    Software license.....................          5.1              6.2            4.2           6.2
    Service..............................         41.4             26.9           48.0          27.4
                                               -------           ------         ------        ------
      Total cost of revenues.............         46.5             33.1           52.2          33.6
                                               -------           ------         ------        ------
Gross profit.............................         53.5             66.9           47.8          66.4
                                               -------           ------         ------        ------
Operating Expenses:
    Selling and marketing................         43.5             44.5           48.0          46.0
    Research and development.............         19.3             12.4           22.1          12.5
    General and administrative...........          9.9              6.7           10.8           7.2
    Stock-based compensation.............          3.1              3.0            3.6           3.3
    Restructuring costs..................         10.3               --            5.8            --
                                               -------           ------         ------        ------
      Total operating expenses...........         86.1             66.6           90.3          69.0
                                               -------           ------         ------        ------
Income (Loss) from Operations............        (32.6)             0.3          (42.5)         (2.6)
Other Income (Expense), net..............          2.9              7.8            4.0           8.2
                                               -------           ------         ------        ------
Income (Loss) Before Income Taxes........        (29.7)             8.1          (38.5)          5.6
Provision for Income Taxes...............           --              1.7             --           1.3
                                               -------           ------         ------        ------
Net Income (Loss)........................        (29.7)%            6.4%         (38.5)%         4.3%
                                               =======           ======         ======        ======

Comparison of Three Months Ended December 29, 2001 and December 30, 2000

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

     Software license revenues decreased 38.4% to $13.4 million for the three months ended December 29, 2001 from $21.8 million for the three months ended December 30, 2000. The decrease was primarily due to a decrease in software licensed to new and existing customers and a decrease in the average value of software license transactions resulting from a general weakening of the global economy and a decrease in information technology spending. Software license revenues in North America decreased $8.4 million due to the factors previously discussed. Software license revenues in Japan and Europe were comparable to the prior year period.

     Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. We recognize professional service revenues as the services are performed, on a percentage of completion basis or upon customer acceptance. For periods beginning after December 29, 2001, we will adopt the provisions of Emerging Issues Task Force Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. Accordingly, our service revenues will include reimbursements for out-of-pocket expenses, which had been previously reported as a reduction to cost of services to offset the costs incurred. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. We recognize revenues from training services as the services are provided. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. Revenues from maintenance contracts are recognized over the term of the contract on a straight-line basis.

     Service revenues increased 41.8% to $17.7 million for the three months ended December 29, 2001 from $12.5 million for the three months ended December 30, 2000. The increase was primarily due to a 50.9% increase in maintenance revenues from new and renewed maintenance contracts and a 37.8% increase in professional services revenues resulting from an increase in the number of professional services employees providing billable implementation and consulting services and an increase in the billable utilization of professional services personnel. Maintenance revenues represented 39.6% and 37.2% of service revenues for the three months ended December 29, 2001 and December 30, 2000, respectively.

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

     Cost of software licenses decreased 24.6% to $1.6 million for the three months ended December 29, 2001 from $2.1 million for the three months ended December 30, 2000. The decrease in cost of software licenses was primarily due to decreased licensing of third-party integration software, partially offset by an increased licensing of third-party application software.

     Cost of services. Cost of services includes salaries and related expenses for internal services personnel and costs of contracting with independent systems integrators to provide consulting services. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project, which are recorded as a reduction in cost of services. For periods beginning after December 29, 2001, we will adopt the provisions of Emerging Issues Task Force Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. Accordingly, our service revenues will include reimbursements for out-of-pocket expenses, which had been previously reported as a reduction to cost of services to offset the costs incurred. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive independent systems integrators used for professional services projects. Our gross margins may fluctuate based on the actual costs incurred to provide professional services.

     Cost of services increased 39.6% to $12.9 million for the three months ended December 29, 2001 from $9.2 million for the three months ended December 30, 2000 primarily due to a $1.2 million increase in internal services personnel costs, a $1.7 million increase in consulting and contractor costs due to an increase in the use of independent systems integrators and an increase in rent, depreciation and other costs.

     Gross profit. Gross profit decreased 27.5% to $16.6 million for the three months ended December 29, 2001 from $22.9 million for the three months ended December 30, 2000. Gross profit as a percentage of total revenues, or gross margin, decreased to 53.5% for the three months ended December 29, 2001 from 66.9% for the three months ended December 30, 2000. The decrease in gross margin was primarily attributable to a decrease in higher margin software license revenues and an increase in the relative proportion of our total revenues derived from lower margin service revenues. Gross margin on software licenses decreased to 88.1% for the three months ended December 29, 2001 from 90.3% for the three months ended December 30, 2000 primarily due to an increase in the relative proportion of third-party application software licensed, which are subject to royalties. Gross margin on services increased to 27.2% for the three months ended December 29, 2001 from 26.0% for the three months ended December 30, 2000 primarily due to an increase in maintenance revenue and billable utilization of professional services personnel. For periods beginning after December 29, 2001, we will adopt the provisions of Emerging Issues Task Force Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. Accordingly, our service revenues will include reimbursements for out-of-pocket expenses, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses will not affect the amount of our gross profit but will decrease our gross profit as a percentage of total revenues, or gross margin.

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

     Selling and marketing expenses decreased 11.2% to $13.5 million for the three months ended December 29, 2001 from $15.2 million for the three months ended December 30, 2000 due to a decrease in commission expense from lower software license revenues, slightly offset by an increase in personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues decreased to 43.5% for the three months ended December 29, 2001 from 44.5% for the three months ended December 30, 2000 primarily due to the factors previously discussed and a lower revenues base.

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

     Research and development expenses increased 41.8% to $6.0 million for the three months ended December 29, 2001 from $4.2 million for the three months ended December 30, 2000 primarily due to increased personnel costs related to the growth in our research and development organization in order to bring more products to market and at a faster rate. Research and development expenses as a percentage of total revenues increased to 19.3% for the three months ended December 29, 2001 from 12.4% for the three months ended December 30, 2000 due to the factors previously discussed and a lower revenues base.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

     General and administrative expenses increased 33.6% to $3.1 million for the three months ended December 29, 2001 from $2.3 million for the three months ended December 30, 2000 primarily due to an increase in personnel and related costs, higher provisions for doubtful accounts due to the weakening global economy and an increase in professional fees. General and administrative expenses as a percentage of total revenues increased to 9.9% for the three months ended December 29, 2001 from 6.7% for the three months ended December 30, 2000 primarily due to the factors previously discussed and a lower revenues base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million for each of the three month periods ended December 29, 2001 and December 30, 2000. We presently expect to record stock-based compensation of $3.9 million, $3.3 million and $0.6 million in fiscal 2002, 2003 and 2004, respectively.

     Restructuring Charges. As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the quarter ended December 29, 2001, we implemented a restructuring program to reduce expenses to align our operations and cost structure with current and projected market conditions. The restructuring program included a reduction of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

     The restructuring program included a reduction in workforce of 75 employees, including 22 employees in cost of service revenues, 32 employees in selling and marketing, 13 employees in research and development and 8 employees in general and administration. The costs related to the reduction in workforce include severance and fringe benefits. In the restructuring program, we also terminated the services of 34 independent contractors. There were no incremental costs to the Company related to the termination of the services of these independent contractors.

     The restructuring program also included facility and lease costs related to the closure of certain excess facilities and activities that we exited and the termination of certain automotive lease contracts.

     As a result of the restructuring program, we canceled certain contracts related to terminated activities and programs that were either noncancelable or cancelable with penalty provisions. The costs related to the negotiated termination of these contracts are included in the restructuring charge as contract terminations.

     As a result of the restructuring program, we recorded a restructuring charge of $3.2 million during the three months ended December 29, 2001. The restructuring charge consisted of costs related to the following statement of operations classifications: $0.6 million in cost of service revenues, $2.3 million in selling and marketing, $0.2 million in research and development and $0.1 million in general and administrative.

     The significant components of the restructuring charge, related cash payments and the remaining accrual as of December 29, 2001 are as follows:

                                                                         Cash           Remaining
(in millions)                                           Charge         Payments          Accrual
                                                        ------         --------         ---------
Employee severance and fringe benefits ...........      $  2.5          $  1.3           $  1.2
Facilities and leases ............................         0.5             0.2              0.3
Contract terminations ............................         0.2             0.1              0.1
                                                        ------          ------           ------
                                                        $  3.2          $  1.6           $  1.6
                                                        ======          ======           ======

     As of December 29, 2001, the restructuring program was substantially completed. The remaining cash payments relating to employee severance and fringe benefits are expected to be paid through January 31, 2003, and the remaining cash payments relating to facilities and leases and contract terminations are expected to be paid through December 31, 2003. Cash payments related to the restructuring program are expected to be approximately $0.6 million in both the quarters ending March 30, 2002 and June 29, 2002 and $0.4 million through December 31, 2003.

     Other income (expense). Other income (expense) fluctuates based on the amount of cash available for investment, interest expense related to borrowings under our credit facilities, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets. Other income decreased 65.3% to $0.9 million for the three months ended December 29, 2001 from $2.7 million for the three months ended December 30, 2000. The decrease was primarily due to a $1.6 million decrease in interest income due to lower levels of cash available for investment and a decrease in the yields on our investments resulting from a decrease in market interest rates.

     Provision for income taxes. No provision for income taxes was recorded for the three months ended December 29, 2001 due to our net loss, and we do not anticipate recording any provision for income taxes for the remainder of the fiscal year ending June 29, 2002. A provision for income taxes of $0.6 million was recorded during the three months ended December 30, 2000 based on our estimate of income taxes expected to be due in certain states and foreign countries on our income from operations. To date, we have not recorded any tax benefits relating to our historical losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of Six Months Ended December 29, 2001 and December 30, 2000

     Software license revenues. Software license revenues decreased 49.1% to $20.3 million for the six months ended December 29, 2001 from $39.9 million for the six months ended December 30, 2000. The decrease was due to a $19.6 million decrease in software license revenues in North America due to a decrease in software licensed to new and existing customers and a decrease in the average value of software license transactions due to the weakening of the United States economy and a decrease in information technology spending.

     Service revenues. Service revenues increased 51.2% to $34.6 million for the six months ended December 29, 2001 from $22.9 million for the six months ended December 30, 2000. The increase was primarily due to a 60.4% increase in maintenance revenues from new and renewed maintenance contracts and a 49.5% increase in professional services revenues resulting from an increase in the number of professional services employees providing billable implementation and consulting services and an increase in the billable utilization of our professional services personnel. Maintenance revenues represented 38.2% and 36.0% of service revenues for the six months ended December 29, 2001 and December 30, 2000, respectively.

     Cost of software licenses. Cost of software licenses decreased 41.3% to $2.3 million for the six months ended December 29, 2001 from $3.9 million for the six months ended December 30, 2000. The decrease in cost of software licenses was primarily due to a decrease in licensing of third-party integration software.

     Cost of services. Cost of services increased 53.4% to $26.4 million for the six months ended December 29, 2001 from $17.2 million for the six months ended December 30, 2000 due to a $3.0 million increase in internal services personnel costs, a $4.9 million increase in the cost for systems integrators and a $1.3 million aggregate increase in rent, depreciation and other costs.

     Gross profit. Gross profit decreased 37.0% to $26.3 million for the six months ended December 29, 2001 from $41.7 million for the six months ended December 30, 2000. Gross profit as a percentage of total revenues, or gross margin, decreased to 47.9% for the six months ended December 29, 2001 from 66.4% for the six months ended December 30, 2000. The decrease in gross margin was primarily attributable to a decrease in higher margin software license revenues and an increase in the relative proportion of our total revenues derived from lower margin service revenues. Gross margin on software licenses decreased to 88.7% for the six months ended December 29, 2001 from 90.2% for the six months ended December 30, 2000 due to an increase in the relative proportion of third-party application software licensed. Gross margin on services decreased to 23.9% for the six months ended December 29, 2001 from 25.0% for the six months ended December 30, 2000 primarily due to a decrease in employee utilization and higher fixed costs during the quarter ended September 29, 2001. For periods beginning after December 29, 2001, we will adopt the provisions of Emerging Issues Task Force Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. Accordingly, our service revenues will include reimbursements for out-of-pocket expenses, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses will not affect the amount of our gross profit but will decrease our gross profit as a percentage of total revenues, or gross margin.

     Selling and marketing. Selling and marketing expenses decreased 8.8% to $26.4 million for the six months ended December 29, 2001 from $28.9 million for the six months ended December 30, 2000 due to a decrease in commission expense due to lower software license revenues, offset by an increase in personnel costs related to the expansion of our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues increased to 48.0% for the six months ended December 29, 2001 from 46.0% for the six months ended December 30, 2000 primarily due to a lower revenues base.

     Research and development. Research and development expenses increased 55.6% to $12.2 million for the six months ended December 29, 2001 from $7.8 million for the six months ended December 30, 2000 primarily due to increased personnel costs and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 22.1% for the six months ended December 29, 2001 from 12.5% for the six months ended December 30, 2000 due to the factors previously discussed and a lower revenues base.

     General and administrative. General and administrative expenses increased 32.0% to $6.0 million for the six months ended December 29, 2001 from $4.5 million for the six months ended December 30, 2000 primarily due to an increase in personnel and related costs, an increase in contractor and consultant costs and higher provisions for doubtful accounts due to the weakening global economy. General and administrative expenses as a percentage of total revenues increased to 10.8% for the six months ended December 29, 2001 from 7.2% for the six months ended December 30, 2000 due to the factors previously discussed and a lower revenues base.

     Stock-based compensation. Stock-based compensation was $2.0 million and $2.1 million for the six months ended December 29, 2001 and December 30, 2000, respectively.

     Other income (expense). Other income was $2.2 million for the six months ended December 29, 2001 and $5.2 million for the six months ended December 30, 2000. The decrease was primarily due to a $2.7 million decrease in interest income from lower levels of cash available for investment and a decrease in the yields on our investments resulting from a decrease in market interest rates.

     Provision for income taxes. No provision for income taxes was recorded for the six months ended December 29, 2001 due to our accumulated net losses. A provision for income taxes of $0.8 million was recorded during the six months ended December 30, 2000 based on the Company's estimate of income taxes expected to be due in certain states and foreign countries.

Liquidity and Capital Resources

     As of December 29, 2001, we had cash and equivalents of $141.2 million, a decrease of $15.1 million from June 30, 2001. Our working capital was $133.6 million and $154.2 million as of December 29, 2001 and June 30, 2001, respectively. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations, a decrease in accounts receivable resulting from decreased revenues and cash payments relating to our restructuring program.

     We have a $10.0 million line of credit that bears interest at the bank's prime rate plus 0.5% per annum on any outstanding balances and expires December 28, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States. As of December 29, 2001, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has financial and other covenants. We were in compliance with these financial and other covenants as of December 29, 2001.

     Our German subsidiary also has a working capital line of credit of 0.3 million Euro ($0.2 million), which has no stated expiration date. Borrowings under this line of credit are limited to 100% of the accounts receivable of our Germany subsidiary and bear interest at 11.5% per annum. As of December 29, 2001, we had no borrowings under this line of credit and 0.3 million Euro ($0.2 million) available.

     Net cash used in operating activities for the six months ended December 29, 2001 was $11.7 million resulting from our net loss, an increase in prepaid expenses and other current assets resulting from the prepayment of royalties, and a decrease in deferred maintenance revenues due to a reduction in new maintenance contracts, offset by a decrease in accounts receivable due to lower revenues. Net cash provided by continuing operations was $8.9 million for the six months ended December 30, 2000 resulting from our net income and increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets.

     Net cash used in investing activities was $4.4 million for the six months ended December 29, 2001 and reflects our investments in leasehold improvements, computer hardware and software and office furniture and equipment. Net cash used in investing activities was $3.7 million for the six months ended December 30, 2000 and consists of our investments in computer hardware and software, leasehold improvements and office furniture and equipment, a $1.9 million deposit for our new corporate offices and customer success center and the collection of notes receivable from stockholders. We expect that capital expenditures for the next 12 months will be approximately $12.0 million, primarily for the acquisition of computer hardware and software, leasehold improvements and office furniture and equipment.

     Net cash provided by financing activities was $1.0 million and $1.8 million for the six months ended December 29, 2001 and December 30, 2000, respectively, and consisted of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

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

Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We will be required to adopt SFAS 144 no later than the fiscal year beginning on June 30, 2002. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We have historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. We will adopt Topic No. D-103 in financial reporting periods beginning after December 29, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103. During the three months ended December 29, 2001 and December 30, 2000, reimbursement of out-of-pocket expenses totaled $0.9 million and $0.7 million, respectively, and during the six months ended December 29, 2001 and December 30, 2000, reimbursement of out-of-pocket expenses totaled $1.9 million and $1.1 million, respectively. Accordingly, if the provisions of Topic No. D-103 had been adopted during the three and six month periods ended December 29, 2001 and December 30, 2000, our service revenues and our cost of service revenues would have been higher by the amounts noted. However, the amount of our gross profit would not have changed, but our gross profit as a percentage of total revenues, or gross margin, would have decreased.

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

     We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

     We have incurred substantial net losses from continuing operations in the past, and we expect to incur net losses in future periods. For the six months ended December 29, 2001, we incurred a net loss of approximately $21.2 million, and in fiscal 2000, we incurred a net loss from continuing operations of approximately $6.5 million. As of December 29, 2001, we had an accumulated deficit of approximately $51.1 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented a restructuring program in the three months ended December 29, 2001 to better align our operations and cost structure with current and projected market conditions, such program may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

     Weakening of Worldwide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates, Decreased Revenues, Reduced Profitability or Losses

     The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for computer software and services caused by the current weakening of the global economy is likely to result in lower revenue growth rates and may result in decreased revenues, reduced profitability or losses. In this weakened economy, we therefore cannot assure you that we will be able to effectively promote future growth in our software and services revenues or achieve profitability.

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

     Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators and Complementary Technology Vendors

     We pursue business alliances with systems integrators and complementary technology vendors to endorse our product collaboration software, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license our products to our partners' installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these systems integrators and complementary technology vendors who, as a result, may be more likely to recommend our competitors' products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators and complementary technology vendors and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators and complementary technology vendors, which could significantly harm our operating results.

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 31.9% of our total revenues for the six months ended December 29, 2001 and 27.4% and 39.2% of our total revenues in fiscal 2001 and 2000, respectively. Export sales from the United States accounted for approximately 2.7% of our total revenues for the six months ended December 29, 2001 and 4.0% and 9.8% of our total revenues in fiscal 2001 and 2000, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and the ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into many of our products, including database technology from Oracle. We also license certain integration products and applications from third parties. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2001, our stock price fluctuated between a low bid price of $6.75 per share and a high bid price of $49.00 per share. During the six months ended December 29, 2001, our stock price has fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have international offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At December 29, 2001 and June 30, 2001, approximately 13.7% and 18.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 31.9% of our revenues for the six months ended December 29, 2001 and 27.4% and 39.2% of our revenues for fiscal 2001 and 2000, respectively, were from our operations outside North America. In addition, approximately 25.1% of our expenses for the six months ended December 29, 2001 and 25.4% and 25.8% of our expenses for fiscal 2001 and 2000, respectively, were from our operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At December 29, 2001, there were no outstanding forward contracts.

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

     We deposit our cash in highly rated financial institutions in North America, Europe and the Far East. We invest in diversified United States and international money market mutual funds, United States agency securities and commercial paper registered and traded in the United States. At December 29, 2001, we had $120.7 million, $0.1 million, $9.7 million and $2.3 million invested in the United States, Canada, Continental Europe and England, respectively. Due to the short-term nature of our investments, we believe we have minimal market risk.

     Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets are reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income, and we expect our investment income to continue to decrease during the quarter ending March 30, 2002.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through December 29, 2001, we have used the proceeds from the initial public offering and concurrent private placement to pay for the offering expenses and to fund approximately $4.0 million in investments in leasehold improvements, computer hardware and software and office furniture.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in Boston, Massachusetts on November 9, 2001. Of the 45,554,114 shares outstanding as of the record date, 40,667,142 shares were present or represented by proxy at the meeting. The following actions were voted upon at the meeting: (i) to elect one member to the Board of Directors as a Class II Director to serve for a three-year term and until his successor has been duly elected and qualified or until his earlier death, resignation or removal: Daniel J. Holland - For - 40,294,269; Withheld - 372,873; (ii) to approve and adopt an amendment to the Company's 1999 Stock Plan, as amended, to increase the number of shares of Common Stock issuable over the term of the 1999 Stock Plan, as amended, by 3,000,000 shares to 6,000,000 shares in the aggregate - For - 21,784,493; Against - 10,657,220; Abstain - 645,180; Non-Vote - 7,580,249; and (iii) to
ratify the selection of Arthur Andersen LLP to serve as the Company's independent auditors for the fiscal year ending June 29, 2002 - For - 40,398,259; Against - 173,197; Abstain - 95,686.

     The term of office for the following directors continued after the meeting:
W. Patrick Decker (Class I), James F. Morgan (Class I), Mark F. O'Connell (Class
III) and Charles R. Stuckey, Jr. (Class III).

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Index to Exhibits

        Exhibit No.          Description
        -----------          -----------
           10.1              Loan Modification Agreement between the Company and
                             Silicon Valley Bank dated as of December 29, 2001.

           10.2(1)           Amendment No.2 to the 1999 Stock Plan, as amended.

           10.3(1)           Amendment No. 3 to the 1999 Stock Plan as amended.

           10.4 Amendment No. 1 to the Second Amended and Restated 1996 Stock Plan.

           (1) Filed as exhibits to the Registration Statement on Form S-8 (SEC File No. 333-81176) and incorporated herein by reference.

  (b) Reports on Form 8-K

        The Company filed no Reports on Form 8-K during the three months ended December 29, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRIXONE, INC.


Dated:   February 8, 2002       By: /s/ Maurice L. Castonguay
                                    -------------------------
                                    Maurice L. Castonguay
                                    Chief Financial Officer,
                                    Senior Vice President of Finance
                                    and Administration and
                                    Treasurer (principal financial
                                    and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
     10.1           Loan Modification Agreement between the Company and Silicon
                    Valley Bank dated as of December 29, 2001.

     10.2(1)        Amendment No.2 to the 1999 Stock Plan, as amended.

     10.3(1)        Amendment No. 3 to the 1999 Stock Plan as amended.

     10.4           Amendment No. 1 to the Second Amended and Restated 1996
                    Stock Plan.

     (1) Filed as exhibits to the Registration Statement on Form S-8 (SEC File No. 333-81176) and incorporated herein by reference.