Form 10-Q
period 2002-03-30
MATRIXONE INC
filed 2002-05-07
CIK 786998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                        Commission file number 000-29309

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 2, 2002 there were 46,952,413 shares of common stock, $0.01 par value per share, outstanding.

                                 MATRIXONE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 2002

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1:    Financial Statements:

                Condensed Consolidated Balance Sheets as of March 30, 2002
                   (unaudited) and June 30, 2001.......................................................1
                Condensed Consolidated Statements of Operations for the Three Months and
                   Nine Months Ended March 30, 2002 and March 31, 2001 (unaudited).....................2
                Condensed Consolidated Statements of Cash Flows for the Nine Months
                   Ended March 30, 2002 and March 31, 2001 (unaudited).................................3
                Notes to Condensed Consolidated Financial Statements...................................4

     Item 2:    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...........................................................9
                Cautionary Statements.................................................................21

     Item 3:    Quantitative and Qualitative Disclosures About Market Risk............................32

PART II - OTHER INFORMATION

     Item 1:    Legal Proceedings.....................................................................33

     Item 2:    Changes in Securities and Use of Proceeds.............................................33

     Item 6:    Exhibits and Reports on Form 8-K......................................................34

     Signatures.......................................................................................34

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 MATRIXONE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                March 30,    June 30,
                                                                                  2002         2001
                                                                               -----------   --------
                                                                               (unaudited)
                                    ASSETS
CURRENT ASSETS:
   Cash and equivalents.....................................................    $143,667     $156,349
   Accounts receivable, net.................................................      30,180       42,619
   Prepaid expenses and other current assets................................       7,292        3,535
                                                                                --------     --------
       Total current assets.................................................     181,139      202,503
PROPERTY AND EQUIPMENT, NET.................................................      15,395       12,291
OTHER ASSETS................................................................       2,617        2,832
                                                                                --------     --------
                                                                                $199,151     $217,626
                                                                                ========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.........................................................    $ 10,501     $  9,966
   Accrued expenses.........................................................      23,058       21,125
   Deferred revenues........................................................      18,211       17,219
                                                                                --------     --------
       Total current liabilities............................................      51,770       48,310
                                                                                --------     --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000 authorized and none issued and
      outstanding...........................................................          --           --
   Common stock, $0.01 par value, 100,000 shares authorized, 46,734 and
      45,194 shares issued and outstanding..................................         467          452
   Additional paid-in capital...............................................     210,123      209,065
   Deferred stock-based consideration.......................................      (4,896)      (8,297)
   Accumulated deficit......................................................     (56,146)     (29,980)
   Accumulated other comprehensive loss.....................................      (2,167)      (1,924)
                                                                                --------     --------
       Total stockholders' equity...........................................     147,381      169,316
                                                                                --------     --------
                                                                                $199,151     $217,626
                                                                                ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 MATRIXONE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                Three Months Ended       Nine Months Ended
                                               ---------------------   ---------------------
                                               March 30,   March 31,   March 30,   March 31,
                                                 2002        2001        2002        2001
                                               ---------   ---------   ---------   ---------
REVENUES:
   Software license.........................    $13,083     $22,426    $ 33,410    $ 62,353
   Service..................................     19,501      16,586      56,043      40,557
                                                -------     -------    --------    --------
      Total revenues........................     32,584      39,012      89,453     102,910
                                                -------     -------    --------    --------
COST OF REVENUES:
   Software license.........................      1,739       2,420       4,038       6,334
   Service(1)...............................     13,724      12,397      41,988      30,640
                                                -------     -------    --------    --------
      Total cost of revenues................     15,463      14,817      46,026      36,974
                                                -------     -------    --------    --------
GROSS PROFIT................................     17,121      24,195      43,427      65,936
                                                -------     -------    --------    --------
OPERATING EXPENSES:
   Selling and marketing(1).................     12,204      14,027      38,580      42,956
   Research and development(1)..............      6,227       5,608      18,397      13,431
   General and administrative(1)............      3,309       2,673       9,269       7,187
   Stock-based compensation(1)..............        983       1,031       2,944       3,117
   Restructuring charges....................         --          --       3,202          --
                                                -------     -------    --------    --------
      Total operating expenses..............     22,723      23,339      72,392      66,691
                                                -------     -------    --------    --------
INCOME (LOSS) FROM OPERATIONS...............     (5,602)        856     (28,965)       (755)
                                                -------     -------    --------    --------
OTHER INCOME (EXPENSE):
   Interest income..........................        673       2,355       2,935       7,339
   Other income (expense), net..............        (77)          9        (136)        181
                                                -------     -------    --------    --------
      Total other income (expense)..........        596       2,364       2,799       7,520
                                                -------     -------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...........     (5,006)      3,220     (26,166)      6,765
PROVISION FOR INCOME TAXES..................         --         638          --       1,465
                                                -------     -------    --------    --------
NET INCOME (LOSS)...........................    $(5,006)    $ 2,582    $(26,166)   $  5,300
                                                =======     =======    ========    ========

BASIC NET INCOME (LOSS) PER SHARE...........    $ (0.11)    $  0.06    $  (0.57)   $   0.12
                                                =======     =======    ========    ========
DILUTED NET INCOME (LOSS) PER SHARE.........    $ (0.11)    $  0.05    $  (0.57)   $   0.11
                                                =======     =======    ========    ========
SHARES USED IN COMPUTING:
   Basic net income (loss) per share........     46,462      43,982      45,890      43,090
                                                =======     =======    ========    ========
   Diluted net income (loss) per share......     46,462      50,360      45,890      50,303
                                                =======     =======    ========    ========

--------------------------------------------------------------------------------
(1) The following summarizes the departmental allocation of stock-based compensation:

Cost of service revenues....................    $   239     $   249    $    730    $    751
Selling and marketing.......................        294         313         860         953
Research and development....................        196         199         592         602
General and administrative..................        254         270         762         811
                                                -------     -------    --------    --------
     Total stock-based compensation.........    $   983     $ 1,031    $  2,944    $  3,117
                                                =======     =======    ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 MATRIXONE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                   ---------------------
                                                                                   March 30,   March 31,
                                                                                     2002        2001
                                                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...........................................................   $(26,166)   $  5,300
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation.............................................................      3,168       1,598
       Stock-based consideration................................................      2,944       4,458
       Provision for doubtful accounts..........................................        898         223
       Changes in assets and liabilities:
          Accounts receivable...................................................     11,596      (8,495)
          Prepaid expenses and other current assets.............................     (3,714)     (2,015)
          Accounts payable......................................................        499         911
          Accrued expenses......................................................      1,900      12,557
          Deferred revenues.....................................................      1,016       6,067
                                                                                   --------    --------
              Net cash provided by (used in) operating activities...............     (7,859)     20,604
                                                                                   --------    --------
              Net cash used in discontinued operations..........................         --          (8)
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.........................................     (6,266)     (6,954)
    Other assets................................................................        201      (1,531)
    Collection of notes receivable from stockholders............................         --         738
                                                                                   --------    --------
              Net cash used in investing activities.............................     (6,065)     (7,747)
                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock option exercises........................................      1,071       1,858
    Proceeds from purchases of common stock under employee stock purchase plan..
                                                                                        458         801
                                                                                   --------    --------
              Net cash provided by financing activities.........................      1,529       2,659
                                                                                   --------    --------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS................................       (287)     (1,025)
                                                                                   --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................    (12,682)     14,483
CASH AND EQUIVALENTS, BEGINNING OF PERIOD.......................................    156,349     153,455
                                                                                   --------    --------
CASH AND EQUIVALENTS, END OF PERIOD.............................................   $143,667    $167,938
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes..................................................   $    357    $    254
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

                                 MATRIXONE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission (the "SEC"). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three and nine month periods ended March 30, 2002 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 29, 2002.

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

Concentrations of Credit Risk and Significant Customers

     Revenues from one customer were approximately 10.4% of the Company's total revenues for the three months ended March 30, 2002 and accounts receivable from this customer represented approximately 10.9% of the Company's accounts receivable at March 30, 2002. No customer represented more than 10% of the Company's total revenues for the nine month period ended March 30, 2002.

     Revenues from another customer were approximately 11.5% of the Company's total revenues for each of the three and nine months ended March 31, 2001. Revenues from a third customer were approximately 15.1% of the Company's total revenues for the three months ended March 31, 2001. Revenues from a fourth customer were approximately 10.7% of the Company's total revenues for the nine months ended March 31, 2001.

Note 2. Stockholders' Equity

     In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $983 and $1,031 for the three months ended March 30, 2002 and March 31, 2001, respectively, and $2,944 and $3,117 for the nine months ended March 30, 2002 and March 31, 2001, respectively.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     During fiscal 2000, the Company issued a warrant to a customer to purchase 200 shares of common stock at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant on the date of grant. This charge was included in deferred stock-based consideration, which is reported as a component of stockholders' equity, and was amortized through charges to reduce revenues as the elements in the arrangement were delivered. During the three and nine months ended March 31, 2001, the Company recorded a charge to reduce revenues related to the warrant of $447 and $1,341, respectively. The warrant was fully amortized during fiscal 2001.

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

     The calculation of basic and diluted net income (loss) per share is as follows:

                                                  Three Months Ended       Nine Months Ended
                                                 ---------------------   ---------------------
                                                 March 30,   March 31,   March 30,   March 31,
                                                   2002        2001        2002        2001
                                                 ---------   ---------   ---------   ---------
Net income (loss).............................    $(5,006)    $ 2,582    $(26,166)    $ 5,300
                                                  =======     =======    ========     =======

Shares used in computing basic and diluted
   net income (loss) per share:
      Weighted average shares outstanding
         used in computing basic net income
         (loss) per share.....................     46,462      43,982      45,890      43,090
      Dilutive effect of stock options .......         --       6,378          --       7,213
                                                  -------     -------    --------     -------
      Shares used in computing diluted net
         income (loss) per share..............     46,462      50,360      45,890      50,303
                                                  =======     =======    ========     =======

Basic and diluted net income (loss) per share:
      Basic net income (loss) per share.......    $ (0.11)    $  0.06    $  (0.57)    $  0.12
                                                  =======     =======    ========     =======
      Diluted net income (loss) per share.....    $ (0.11)    $  0.05    $  (0.57)    $  0.11
                                                  =======     =======    ========     =======

     Potentially dilutive common stock options and warrants aggregating 10,048 and 1,699 shares for the three months ended March 30, 2002 and March 31, 2001, respectively, and 10,111 and 1,117 shares for the nine months ended March 30, 2002 and March 31, 2001, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be antidilutive.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Note 4. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) and other changes in stockholders' equity, except for stockholders' investments and distributions and deferred stock-based consideration. The components of comprehensive income
(loss) are as follows:

                                                     Three Months Ended       Nine Months Ended
                                                    ---------------------   ---------------------
                                                    March 30,   March 31,   March 30,   March 31,
                                                      2002        2001        2002        2001
                                                    ---------   ---------   ---------   ---------
Net income (loss)................................    $(5,006)    $2,582     $(26,166)    $ 5,300
Foreign currency translation adjustments.........       (257)      (838)        (243)     (1,420)
                                                     -------     ------     --------     -------
Comprehensive income (loss)......................    $(5,263)    $1,744     $(26,409)    $ 3,880
                                                     =======     ======     ========     =======

Note 5. Restructuring Charges

     As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the three months ended December 29, 2001, the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

     The restructuring program included a reduction in workforce of 75 employees, consisting of 22 employees in cost of service revenues, 32 employees in selling and marketing, 13 employees in research and development and 8 employees in general and administration. The costs related to the reduction in workforce include severance and fringe benefits. In the restructuring program, the Company also terminated the services of 34 independent contractors. There were no incremental costs to the Company related to the termination of the services of these independent contractors.

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

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     As a result of the restructuring program, the Company recorded a restructuring charge of $3,202 during the three months ended December 29, 2001. The restructuring charge consisted of costs related to the following statement of operations classifications:

Cost of service revenues...................    $  625
Selling and marketing......................     2,279
Research and development...................       168
General and administrative.................       130
                                               ------
                                               $3,202
                                               ======

     The significant components of the restructuring charge, related cash payments and the remaining accrual as of March 30, 2002 are as follows:

                                  Employee Severance   Facilities
                                         and               and        Contract
                                    Fringe Benefits      Leases     Terminations    Total
                                  ------------------   ----------   ------------   -------
Restructuring charges..........        $ 2,466           $ 514          $222       $ 3,202
Cash payments..................         (1,554)           (288)          (81)       (1,923)
                                       -------           -----          ----       -------
Remaining accrual..............        $   912           $ 226          $141       $ 1,279
                                       =======           =====          ====       =======

     The restructuring program was substantially completed during the three months ended December 29, 2001. The remaining cash payments relating to employee severance and fringe benefits are expected to be paid through January 31, 2003, and the remaining cash payments relating to facilities and leases and contract terminations are expected to be paid through December 31, 2003.

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

     During the three months ended March 30, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", and restated the financial statements for all periods presented. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company had historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. Reimbursements received for out-of-pocket expenses incurred were $807 and $907 for the three months ended March 30, 2002 and March 31, 2001 respectively, and $2,716 and $1,966 for the nine months ended March 30, 2002 and March 31, 2001, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases "anticipates," "believes," "expects," "plans" and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 21 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

     We generate revenues from licensing our product collaboration software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our partner and distributor network throughout Europe, Latin America and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions. We expect revenues by geographic region to continue to fluctuate each period, and we expect revenues from our international operations to increase as we continue to expand our international sales and professional services organizations.

     Revenues from our operations outside North America represented 35.4% and 23.7% of our total revenues for the three months ended March 30, 2002 and March 31, 2001, respectively, and 32.7% and 28.5% of our total revenues for the nine months ended March 30, 2002 and March 31, 2001, respectively. Revenues from our export sales from the United States represented 4.9% and 1.2% of our total revenues for the three months ended March 30, 2002 and March 31, 2001, respectively, and 3.3% and 4.0% of our total revenues for the nine months ended March 30, 2002 and March 31, 2001, respectively.

     Although we license our software products and provide services to numerous customers, certain customers may represent more than 10% of our quarterly and year-to-date revenues. Revenues from one customer were approximately 10.4% of our total revenues for the three months ended March 30, 2002. Revenues from another customer were approximately 11.5% of our total revenues for each of the three and nine months ended March 31, 2001. Revenues from a third customer were approximately 15.1% of our total revenues for the three months ended March 31, 2001, and revenues from a fourth customer were approximately 10.7% of our total revenues for the nine months ended March 31, 2001.

     As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the three months ended December 29, 2001, we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As of March 30, 2002, we had an accumulated deficit of approximately $56.1 million. Our operating expenses may exceed revenues in future periods. Accordingly, we may incur significant net losses in the future. In view of the rapidly changing nature of our market and the worldwide economy, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, which we evaluate on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

     We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services. We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element based on the residual method.

     We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and customer support services.

     We recognize software license revenues upon execution of a signed license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software is considered to have been delivered upon confirmation by the customer of the file transfer. Since we have no obligation to an end user of a distributor, software license revenues from distributors are recognized upon delivery to the distributor. We provide for sales returns at the time of delivery on an estimated basis.

     We recognize revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through partners are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the partner.

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

     Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract on a straight-line basis. When a maintenance and customer support fee is included with a software license fee, we allocate a portion of the software license fee to maintenance and customer support fees based on the renewal rate of the maintenance and customer support fees.

Allowance for Doubtful Accounts

     We continuously assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider factors such as historical collection experience, a customer's current credit worthiness, customer concentrations, age of the receivable and general economic conditions that may affect a customer's ability to pay. Actual customer collections could materially differ from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

                                               Three Months Ended      Nine Months Ended
                                             ---------------------   ---------------------
                                             March 30,   March 31,   March 30,   March 31,
                                               2002        2001        2002         2001
                                             ---------   ---------   ---------   ---------
Revenues:
   Software license ....................        40.2%       57.5%       37.3%       60.6%
   Service .............................        59.8        42.5        62.7        39.4
                                               -----       -----       -----       -----
      Total revenues ...................       100.0       100.0       100.0       100.0
                                               -----       -----       -----       -----
Cost of Revenues:
   Software license ....................         5.3         6.2         4.5         6.1
   Service .............................        42.1        31.8        46.9        29.8
                                               -----       -----       -----       -----
      Total cost of revenues ...........        47.4        38.0        51.4        35.9
                                               -----       -----       -----       -----
Gross profit ...........................        52.6        62.0        48.6        64.1
                                               -----       -----       -----       -----
Operating Expenses:
   Selling and marketing ...............        37.4        36.0        43.1        41.7
   Research and development ............        19.1        14.4        20.6        13.1
   General and administrative ..........        10.2         6.9        10.4         7.0
   Stock-based compensation ............         3.0         2.6         3.3         3.0
   Restructuring charges ...............          --          --         3.6          --
                                               -----       -----       -----       -----
      Total operating expenses .........        69.7        59.9        81.0        64.8
                                               -----       -----       -----       -----
Income (Loss) from Operations ..........       (17.1)        2.1       (32.4)       (0.7)
Other Income (Expense), net ............         1.7         6.1         3.1         7.3
                                               -----       -----       -----       -----
Income (Loss) Before Income Taxes ......       (15.4)        8.2       (29.3)        6.6
Provision for Income Taxes .............          --         1.6          --         1.4
                                               -----       -----       -----       -----
Net Income (Loss) ......................       (15.4)%       6.6%      (29.3)%       5.2%
                                               =====       =====       =====       =====

Comparison of Three Months Ended March 30, 2002 and March 31, 2001

     Software license revenues. We derive our software license revenues principally from licensing our product collaboration software including our eMatrix collaboration platform, Value Chain Portfolio applications, Application Exchange Framework, development tools and integration products.

     Software license revenues decreased 41.7% to $13.1 million for the three months ended March 30, 2002 from $22.4 million for the three months ended March 31, 2001. The decrease was primarily due to a $10.8 million decrease in software license revenues in North America due to a decrease in the average deal size of software license transactions resulting from a general weakening of the United States economy and a decrease in information technology spending, offset by a slight increase in software license revenues in Japan and Europe.

     Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project. During the three months ended March 30, 2002, we adopted the provisions of Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14") relating to the accounting for reimbursements received for out-of-pocket expenses incurred and restated all previous period financial statements. Accordingly, our service revenues include reimbursements for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract.

     Service revenues increased 17.6% to $19.5 million for the three months ended March 30, 2002 from $16.6 million for the three months ended March 31, 2001. The increase was primarily due to a 30.0% increase in maintenance revenues from new and renewed maintenance contracts and an 18.2% increase in professional services revenues resulting from an increase in the billable utilization of professional services personnel. Reimbursements received for out-of-pocket expenses incurred were $0.8 million and $0.9 million for the three months ended March 30, 2002 and March 31, 2001, respectively. Maintenance revenues represented 35.7% and 32.3% of service revenues for the three months ended March 30, 2002 and March 31, 2001, respectively.

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

     Cost of software licenses decreased 28.1% to $1.7 million for the three months ended March 30, 2002 from $2.4 million for the three months ended March 31, 2001. The decrease in cost of software licenses was primarily due to lower royalties on integration software as a result of decreased licensing of third-party integration software, partially offset by higher royalties on application software as a result of increased licensing of application software and the amortization of certain prepaid royalties.

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

     Cost of services increased 10.7% to $13.7 million for the three months ended March 30, 2002 from $12.4 million for the three months ended March 31, 2001 primarily due to a $0.3 million increase in internal services personnel costs and a $1.0 million increase in consulting and contractor costs due to an increase in the use of independent systems integrators.

     Gross profit. Gross profit decreased 29.2% to $17.1 million for the three months ended March 30, 2002 from $24.2 million for the three months ended March 31, 2001. Gross profit as a percentage of total revenues, or gross margin, decreased to 52.6% for the three months ended March 30, 2002 from 62.0% for the three months ended March 31, 2001. The decrease in gross margin was primarily attributable to a decrease in higher margin software license revenues and an increase in the relative proportion of our total revenues derived from lower margin service revenues. Gross margin on software licenses decreased to 86.7% for the three months ended March 30, 2002 from 89.2% for the three months ended March 31, 2001 primarily due to an increase in the relative proportion of application software licensed, which are subject to royalties. During the three months ended March 30, 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross profit as a percentage of total revenues, or gross margin. Gross margin on services increased to 29.6% for the three months ended March 30, 2002 from 25.3% for the three months ended March 31, 2001 primarily due to an increase in maintenance revenue and billable utilization of professional services personnel.

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

     Selling and marketing expenses decreased 13.0% to $12.2 million for the three months ended March 30, 2002 from $14.0 million for the three months ended March 31, 2001 due to a decrease in commission expense from lower software license revenues and decreases in travel, recruiting and certain program and event costs. Selling and marketing expenses as a percentage of total revenues increased to 37.4% for the three months ended March 30, 2002 from 36.0% for the three months ended March 31, 2001 primarily due to a lower revenues base.

     Research and development. Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel, and the use of third parties to develop specific software applications and integration products.

     Research and development expenses increased 11.0% to $6.2 million for the three months ended March 30, 2002 from $5.6 million for the three months ended March 31, 2001 primarily due to increased personnel costs related to the growth in our research and development organization in order to bring more products to market and at a faster rate. Research and development expenses as a percentage of total revenues increased to 19.1% for the three months ended March 30, 2002 from 14.4% for the three months ended March 31, 2001 due to the factors previously discussed and a lower revenues base.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

     General and administrative expenses increased 23.8% to $3.3 million for the three months ended March 30, 2002 from $2.7 million for the three months ended March 31, 2001 primarily due to an increase in personnel and related costs, an increase in professional fees and higher provisions for doubtful accounts due to the weakening global economy. General and administrative expenses as a percentage of total revenues increased to 10.2% for the three months ended March 30, 2002 from 6.9% for the three months ended March 31, 2001 primarily due to the factors previously discussed and a lower revenues base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $1.0 million for each of the three month periods ended March 30, 2002 and March 31, 2001. We presently expect to record stock-based compensation of $3.9 million, $3.3 million and $0.6 million in fiscal 2002, 2003 and 2004, respectively.

     Other income (expense). Other income (expense) fluctuates based on the amount of cash available for investment, interest expense related to borrowings under our credit facilities, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets. Other income decreased 74.8% to $0.6 million for the three months ended March 30, 2002 from $2.4 million for the three months ended March 31, 2001. The decrease was primarily due to a $1.7 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and slightly lower levels of cash available for investment.

     Provision for income taxes. No provision for income taxes was recorded for the three months ended March 30, 2002 due to our net loss. We do not anticipate recording any provision for income taxes for the remainder of the fiscal year ending June 29, 2002. A provision for income taxes of $0.6 million was recorded during the three months ended March 31, 2001 based on our estimate of income taxes expected to be due in certain states and foreign countries on our income from operations. To date, we have not recorded any tax benefits relating to our historical losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

Comparison of Nine Months Ended March 30, 2002 and March 31, 2001

     Software license revenues. Software license revenues decreased 46.4% to $33.4 million for the nine months ended March 30, 2002 from $62.4 million for the nine months ended March 31, 2001. The decrease was due to a $30.4 million decrease in software license revenues in North America due to a decrease in the average deal size of software license transactions due to the weakening of the United States economy and a decrease in information technology spending, offset by an increase in software license revenues in Europe.

     Service revenues. Service revenues increased 38.2% to $56.0 million for the nine months ended March 30, 2002 from $40.6 million for the nine months ended March 31, 2001. The increase was primarily due to a 49.6% increase in maintenance revenues from new and renewed maintenance contracts and a 36.6% increase in professional services revenues resulting from an increase in the number of professional services employees providing billable implementation and consulting services and an increase in the billable utilization of our professional services personnel. Reimbursements received for out-of-pocket expenses incurred were $2.7 million and $2.0 million for the nine months ended March 30, 2002 and March 31, 2001, respectively. Maintenance revenues represented 36.3% and 33.6% of service revenues for the nine months ended March 30, 2002 and March 31, 2001, respectively.

     Cost of software licenses. Cost of software licenses decreased 36.2% to $4.0 million for the nine months ended March 30, 2002 from $6.3 million for the nine months ended March 31, 2001. The decrease in cost of software licenses was primarily due to a $4.1 million decrease in royalties on integration software as a result of decreased licensing of third-party integration software, offset by a $1.8 million increase in royalties on application software as a result of increased licensing of application software and amortization of certain prepaid royalties.

     Cost of services. Cost of services increased 37.0% to $42.0 million for the nine months ended March 30, 2002 from $30.6 million for the nine months ended March 31, 2001 due to a $3.8 million increase in internal services personnel costs, a $5.9 million increase in consulting and contractor costs due to an increase in the use of independent systems integrators and a $1.9 million aggregate increase in rent, depreciation and other costs, offset by a decrease in recruiting and training costs.

     Gross profit. Gross profit decreased 34.1% to $43.4 million for the nine months ended March 30, 2002 from $65.9 million for the nine months ended March 31, 2001. Gross profit as a percentage of total revenues, or gross margin, decreased to 48.6% for the nine months ended March 30, 2002 from 64.1% for the nine months ended March 31, 2001. The decrease in gross margin was primarily attributable to a decrease in higher margin software license revenues and an increase in the relative proportion of our total revenues derived from lower margin service revenues. Gross margin on software licenses decreased to 87.9% for the nine months ended March 30, 2002 from 89.8% for the nine months ended March 31, 2001 primarily due to an increase in the relative proportion of application software licensed, which are subject to royalties. During the three months ended March 30, 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross profit as a percentage of total revenues, or gross margin. Gross margin on services increased to 25.1% for the nine months ended March 30, 2002 from 24.5% for the nine months ended March 31, 2001 primarily due to an increase in maintenance revenues and an increase in the billable utilization of our professional services personnel.

     Selling and marketing. Selling and marketing expenses decreased 10.2% to $38.6 million for the nine months ended March 30, 2002 from $43.0 million for the nine months ended March 31, 2001 due to a decrease in commission expense due to lower software license revenues, offset by an increase in personnel costs related to our worldwide sales organization. Selling and marketing expenses as a percentage of total revenues increased to 43.1% for the nine months ended March 30, 2002 from 41.7% for the nine months ended March 31, 2001 primarily due to a lower revenues base.

     Research and development. Research and development expenses increased 37.0% to $18.4 million for the nine months ended March 30, 2002 from $13.4 million for the nine months ended March 31, 2001 primarily due to a $3.6 million increase in personnel costs and an increase in rent, depreciation and other costs. Research and development expenses as a percentage of total revenues increased to 20.6% for the nine months ended March 30, 2002 from 13.1% for the nine months ended March 31, 2001 due to the factors previously discussed and a lower revenues base.

     General and administrative. General and administrative expenses increased 29.0% to $9.3 million for the nine months ended March 30, 2002 from $7.2 million for the nine months ended March 31, 2001 primarily due to an increase in personnel and related costs, an increase in professional fees and higher provisions for doubtful accounts due to the weakening global economy. General and administrative expenses as a percentage of total revenues increased to 10.4% for the nine months ended March 30, 2002 from 7.0% for the nine months ended March 31, 2001 due to the factors previously discussed and a lower revenues base.

     Stock-based compensation. Stock-based compensation was $2.9 million and $3.1 million for the nine months ended March 30, 2002 and March 31, 2001, respectively.

     Restructuring charges. As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the three months ended December 29, 2001, we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

     The restructuring program included a reduction in workforce of 75 employees, consisting of 22 employees in cost of service revenues, 32 employees in selling and marketing, 13 employees in research and development and 8 employees in general and administration. The costs related to the reduction in workforce include severance and fringe benefits. In the restructuring program, we also terminated the services of 34 independent contractors. There were no incremental costs to us related to the termination of the services of these independent contractors.

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

     The significant components of the restructuring charge, related cash payments and the remaining accrual as of March 30, 2002 are as follows:

                            Employee Severance   Facilities
(In millions)                      and              and         Contract
                             Fringe Benefits       Leases     Terminations   Total
                            ------------------   ----------   ------------   -----
Restructuring charges....         $ 2.5             $ 0.5        $ 0.2       $ 3.2
Cash payments............          (1.5)             (0.3)        (0.1)       (1.9)
                                  -----             -----        -----       -----
Remaining accrual........         $ 1.0             $ 0.2        $ 0.1       $ 1.3
                                  =====             =====        =====       =====

     The restructuring program was substantially completed during the three months ended December 29, 2001. The remaining cash payments relating to employee severance and fringe benefits are expected to be paid through January 31, 2003, and the remaining cash payments relating to facilities and leases and contract terminations are expected to be paid through December 31, 2003. Cash payments related to the restructuring program are expected to be approximately $0.7 million in the three months ended June 29, 2002 and $0.6 million through December 31, 2003.

     Other income (expense). Other income was $2.8 million for the nine months ended March 30, 2002 and $7.5 million for the nine months ended March 31, 2001. The decrease was primarily due to a $4.4 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and slightly lower levels of cash available for investment, realized losses on foreign currency transactions and losses on disposals of property and equipment.

     Provision for income taxes. No provision for income taxes was recorded for the nine months ended March 30, 2002 due to our accumulated net losses. A provision for income taxes of $1.5 million was recorded during the nine months ended March 31, 2001 based on our estimate of income taxes expected to be due in certain states and foreign countries.

Liquidity and Capital Resources

     As of March 30, 2002, we had cash and equivalents of $143.7 million, a decrease of $12.7 million from June 30, 2001. Our working capital was $129.4 million and $154.2 million as of March 30, 2002 and June 30, 2001, respectively. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations and cash payments related to our restructuring program and a decrease in accounts receivable resulting from decreased revenues.

     We have a $10.0 million line of credit that bears interest at the bank's prime rate plus 0.5% per annum on any outstanding balances and expires December 28, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States. As of March 30, 2002, we had no borrowings outstanding under this line of credit and $8.3 million available. This line of credit is collateralized by all of our assets and has financial and other covenants. We were in compliance with these financial and other covenants as of March 30, 2002.

     Net cash used in operating activities for the nine months ended March 30, 2002 was $7.9 million resulting from our net loss and an increase in prepaid expenses and other current assets, resulting from the prepayment of royalties, offset by an increase in deferred maintenance revenues and a decrease in accounts receivable due to lower revenues and a reduction in days sales outstanding. Net cash provided by continuing operations for the nine months ended March 31, 2001 was $20.6 million resulting from our net income and increases in accrued expenses and deferred revenues, offset by increases in accounts receivable and prepaid expenses and other current assets.

     Net cash used in investing activities was $6.1 million for the nine months ended March 30, 2002 and reflects our investments in leasehold improvements, computer hardware and software and office furniture and equipment. Net cash used in investing activities was $7.7 million for the nine months ended March 31, 2001 and includes our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment, and a $1.9 million security deposit for our new corporate offices and customer success center, offset in part by the collection of notes receivable from stockholders. We expect that capital expenditures for the next 12 months will be approximately $8.0 million, primarily for the acquisition of computer hardware, computer software and other technology.

     Net cash provided by financing activities was $1.5 million and $2.7 million for the nine months ended March 30, 2002 and March 31, 2001, respectively, and consisted of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

     Our principal source of liquidity is the cash generated from our operations. Our ability to generate cash from operations is dependent upon our ability to generate revenue from licensing our product collaboration software and providing related services, as well as our ability to manage our operating costs. A decrease in the demand for our product collaboration software and related services would likely have an adverse effect on cash generated from operations. During the nine months ended March 30, 2002, our cash and equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring program. We currently expect to incur losses from operations for the remainder of fiscal 2002 and into fiscal 2003. Accordingly, we expect our liquidity to continue to decrease into fiscal 2003.

     We currently anticipate that our current cash and equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Commitments and Contractual Obligations

     Our commitments and contractual obligations primarily consist of operating leases for facilities, automobiles and office equipment and product development agreements under which we pay fees to third parties for development or assistance in development of certain integration and application software. Our commitments and contractual obligations consisted of the following as of March 30, 2002:

                                     Fiscal   Fiscal   Fiscal
          Commitment                  2003     2004     2005    Thereafter
----------------------------------   ------   ------   ------   ----------
Leases............................    $4.2     $3.4     $2.9      $10.8
Development agreements............     2.2       --       --         --
                                      ----     ----     ----      -----
                                      $6.4     $3.4     $2.9      $10.8
                                      ====     ====     ====      =====

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

     We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

     We have incurred substantial net losses from continuing operations in the past, and we expect to incur net losses in future periods. For the nine months ended March 30, 2002, we incurred a net loss of approximately $26.2 million, and in fiscal 2000, we incurred a net loss from continuing operations of approximately $6.5 million. As of March 30, 2002, we had an accumulated deficit of approximately $56.1 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented a restructuring program in the three months ended December 29, 2001 to better align our operations and cost structure with market conditions, this program may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

     Weakening of Worldwide Economic Conditions and the Computer Software Market May Result in Lower Revenue Growth Rates, Decreased Revenues, Reduced Profitability or Losses

     The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for computer software and services caused by the current weakening of the global economy may result in decreased revenues, reduced profitability or losses. In this weakened economy, we therefore cannot assure you that we will be able to effectively promote future growth in our software and services revenues or achieve profitability.

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

     . the amount of training we provide to systems integrators and other business partners related to our products and their implementation; and

     . the level of royalty payments due to third-parties on our integration and application software products.

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

     Our Future Success Is Uncertain Because We Have Significantly Changed Our Product Line

     We shipped the first application within our Value Chain Portfolio of applications in October 2000. Our strategy is to develop new applications for use in product collaboration. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, sale and marketing of our application software, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

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

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Operations outside North America accounted for approximately 32.7% of our total revenues for the nine months ended March 30, 2002 and 26.8% and 38.5% of our total revenues in fiscal 2001 and 2000, respectively. Export sales from the United States accounted for approximately 3.3% of our total revenues for the nine months ended March 30, 2002 and 3.9% and 9.6% of our total revenues in fiscal 2001 and 2000, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and the ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licenses of Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into many of our products, including database technology from Oracle. We also license certain integration and application products from third parties. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

     Our Business May be Adversely Affected by Securities Class Action
     Litigation

     On April 19, 2002, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock ("IPO"). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters' conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Even if successfully defended, this lawsuit could result in significant expense to us and the diversion of our management and technical resources, which may have a material adverse effect on our operating results.

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

     Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

     Currently, we rely on a combination of trademarks, copyrights and common law safeguards, including trade secret protection to protect our intellectual property rights. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and have other trademark and patent applications pending or in preparation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

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

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2001, our stock price fluctuated between a low bid price of $6.75 per share and a high bid price of $49.00 per share. During the nine months ended March 30, 2002, our stock price has fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have international offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At March 30, 2002 and June 30, 2001, approximately 25.9% and 18.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 32.7% of our revenues for the nine months ended March 30, 2002 and 26.8% and 38.5% of our revenues for fiscal 2001 and 2000, respectively, were from our operations outside North America. In addition, approximately 24.9% of our expenses for the nine months ended March 30, 2002 and 25.4% and 25.8% of our expenses for fiscal 2001 and 2000, respectively, were from our operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

     We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies held until such receivables are collected and payables are disbursed. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts, to qualify as hedges of existing assets or liabilities, are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. For contracts that are designated and effective as hedges, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into contracts with highly rated financial institutions. At March 30, 2002, we had four forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

                                                                  Fair Market
                           Maturity   Notional      Notional      Value as of
  Currency      Position     Date      Amount    Exchange Rate   March 30, 2002
-------------   --------   --------   --------   -------------   --------------
British Pound   Purchase   4/04/02    135,467       0.6935          $192,092
British Pound   Sell       4/04/02    135,467       0.7039          $192,092
British Pound   Purchase   6/06/02    135,750       0.6949          $192,493
Euro            Purchase   4/18/02    303,101       1.1367          $264,303

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

     We deposit our cash in highly rated financial institutions in North America, Europe and the Far East. We invest in diversified United States and international money market mutual funds and United States agency securities. At March 30, 2002, we had $123.1 million, $0.1 million, $12.2 million and $2.2 million invested in the United States, Canada, Continental Europe and England, respectively. Due to the short-term nature of our investments, we believe we have minimal market risk.

     Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income, and we expect our investment income to continue to decrease during the quarter ending June 29, 2002.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On April 19, 2002, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our IPO. The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters' conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through March 30, 2002, we have used the proceeds from the initial public offering and concurrent private placement to pay for the offering expenses and to fund approximately $4.0 million in investments in leasehold improvements, computer hardware and software and office furniture.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K

          The Company filed no Reports on Form 8-K during the three months ended March 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIXONE, INC.


Dated:   May 7, 2002                      By: /s/ Maurice L. Castonguay
                                              ----------------------------------
                                              Maurice L. Castonguay
                                              Chief Financial Officer,
                                              Senior Vice President of Finance
                                              and Administration and
                                              Treasurer (principal financial
                                              and accounting officer)