Form 10-K
period 2002-06-29
MATRIXONE INC
filed 2002-09-26
CIK 786998

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 29, 2002

                        Commission File Number 000-29309

                                -----------------

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

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 23, 2002, there were 47,161,378 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the NASDAQ National Market on September 23, 2002) was approximately $3.80.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2002 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended June 29, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 MATRIXONE, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 29, 2002

                                TABLE OF CONTENTS

                                                                                           Page
PART I                                                                                     ----
   Item 1:    Business.................................................................      1
   Item 2:    Properties...............................................................     15
   Item 3:    Legal Proceedings........................................................     15
   Item 4:    Submission of Matters to a Vote of Security Holders......................     16

PART II

   Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters....     16
   Item 6:    Selected Financial Data..................................................     17
   Item 7:    Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................     19
   Item 7A:   Quantitative and Qualitative Disclosures About Market Risk...............     44
   Item 8:    Financial Statements and Supplementary Data..............................     45
   Item 9:    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................     72

PART III

   Item 10:   Directors and Executive Officers of the Registrant.......................     72
   Item 11:   Executive Compensation...................................................     73
   Item 12:   Security Ownership of Certain Beneficial Owners and Management...........     73
   Item 13:   Certain Relationships and Related Transactions...........................     73
   Item 14:   Controls and Procedures..................................................     73

PART IV

   Item 15:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     74
   Signatures..........................................................................     78
   Certifications......................................................................     79

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

ITEM 1:  BUSINESS

General

     MatrixOne, Inc. is a provider of collaborative product lifecycle management ("PLM") solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively developing, building, and managing products. Our interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers, and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects within and outside of their enterprises. In addition, our technology enables companies to adapt and scale quickly to address their ever-changing business requirements.

     Our collaborative PLM solutions are based on our suite of software products. Our three major software product groups are the eMatrix(TM) product collaboration platform, the MatrixOne Value Chain Portfolio(TM) of applications and enterprise interoperability products. These products address three specific business issues:

     o global program management that enables companies to manage product development programs across global teams;

     o collaborative product development that enables companies to share product related information across their organization and value chains; and

     o supplier relationship management that enables companies to accelerate strategic sourcing and integrate supplier management business processes earlier into the product lifecycle.

     We offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers' planning, design, manufacturing, sales and service practices. We also provide training, maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

     We incorporated in Delaware under the name Adra Systems, Inc. in July 1983. In October 1997, we changed our name to MatrixOne, Inc., and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our PLM solutions. Our principal executive offices are located at 210 Littleton Road, Westford, Massachusetts 01886, and our telephone number is (978) 589-4000. Our Internet address is www.matrixone.com. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Principal Products

     Our three major software product groups are the eMatrix product collaboration platform, Value Chain Portfolio of applications and enterprise interoperability products. Our collaborative PLM solutions are based on certain combinations of these software products.

MatrixOne Suite of Software Products

     eMatrix Product Collaboration Platform

     The eMatrix product collaboration platform is the foundation for all MatrixOne collaborative PLM solutions. This core technology provides all of the essential functionality that empowers our customers to deliver better products to market, in a shorter time frame, and at a lower cost. Some of the key components of the eMatrix product collaboration platform include:

     o a business modeler offering a graphical and dynamic modeling capability enabling our customers to create and change business information, content, definitions, and processes;

     o a web navigator that is a Java-based, general-purpose browser, giving our customers access to all information in the eMatrix database;

     o support for web server architectures, enabling our customers to use common platforms with other enterprise applications in their environment; and

     o XML services including business-to-business process integration, support for standard messaging protocols for application-to-application exchange and interoperability tools.

     The eMatrix product collaboration platform enables companies to automate and expedite business processes across employees, partners, suppliers, and customers. In addition, our customers are given an easy way to receive and find information, carry out tasks, and communicate, whether from desktops, Web browsers or wireless devices. The eMatrix product collaboration platform also provides protection against intruders and firewall-friendly, role-based access to only the most up-to-date and approved information.

     The eMatrix product collaboration platform captures product and related process information simultaneously. Our customers can link and classify items, assign properties and provide role-based behavior. Unlike the URL approach, the eMatrix product collaboration platform's objects contain detailed associations and services. The eMatrix product collaboration platform handles many data sources, such as computer-aided design, product data management, enterprise resource planning ("ERP"), customer order, visualization and other applications. The eMatrix product collaboration platform also provides the flexibility needed to model and improve business processes dynamically, without disrupting business operations, and adapt to ever-changing requirements, suppliers, partners, acquisitions, technology and product direction in real time.

     The eMatrix product collaboration platform and the MatrixOne Application Exchange Framework ("AEF") together form the intermediary between the MatrixOne Value Chain Portfolio of applications or the eMatrix Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. The AEF is the foundation for the MatrixOne Value Chain Portfolio of applications and provides an extensible definition of information types and business processes in addition to other utilities and reusable components. The AEF ensures data and business process consistency among applications so that the same information can be exposed in many different contexts with complete business process and data integrity. As a result, all current and future packaged MatrixOne and third-party applications can be integrated.

     The AEF offers the benefits of standardization while eliminating the rigidity that usually accompanies standards. Extensions and specializations of data types, security, or business processes can be made to satisfy unique business situations without losing the ability to interoperate with systems both within and outside of the enterprise. Changes to the AEF data and process definitions can be made using standard eMatrix product collaboration platform tools. As a result of the characteristic dynamic update capability inherent to MatrixOne products, these changes appear automatically in all of the applications they affect.

     Configurable user interface ("UI") components also ensure a consistent view within the AEF. The UI components share any data, security, or process definition updates with the other MatrixOne Value Chain Portfolio applications, so companies can easily define user processes and permissions across all MatrixOne Value Chain Portfolio applications working with the AEF. The UI components also enable companies to adjust users' views so that each user is presented only with the functions appropriate to his or her role within the company.

     Our Application Development Kit enables application developers to create and deliver customized eMatrix applications. We also offer an eMatrix Application Library, which is a collection of widely used eMatrix application components developed by our services organization. We continuously add new components to this library, and we distribute this library quarterly to provide our customers and systems integrators the benefit of our latest implemented solutions.

     MatrixOne Value Chain Portfolio of Applications

     Our MatrixOne Value Chain Portfolio of applications address specific business needs at crucial points in the product lifecycle. Companies can start with any one of our applications and add additional applications at any later time without interrupting their business operations. The MatrixOne Value Chain Portfolio of applications are easily configured and customized to fit a company's existing processes and business. Together, these applications enable our customers' users across divisions and companies to contribute to the successful delivery of products and services. They also address the challenges of global program management, collaborative product development and supplier relationship management.

     The MatrixOne Value Chain Portfolio of applications include the following software applications:

     o MatrixOne Configurator Central(TM) maximizes the value of option and feature definitions across the entire development and sales process, ensuring accurate and timely configuration and delivery of customer orders;

     o MatrixOne DocuManagement Central(TM) ties documents tightly into product collaboration processes saving time, increasing accuracy, and reducing the costs of document management. This application enables users throughout the value chain to organize, find, control, approve, and share the critical files needed to complete their tasks;

     o MatrixOne Engineering Central(TM) provides product engineering information management capabilities combined with a rich set of engineering best practices designed to leverage the power of global engineering value chains;

     o MatrixOne Program Central(TM) enables companies to effectively and efficiently manage complex programs and projects that depend on extensive collaboration across global value chains. This application minimizes time spent on administrative tasks and provides users with real time access to the most up-to-date information;

     o MatrixOne Software Central(TM) promotes the hardware/software integration necessary to deliver complex products. This application provides global teams role-based access to product data and processes;

     o MatrixOne Sourcing Central(TM) is a strategic sourcing, negotiation, and quote management application. This application enables companies to use part and bill of material data to build complex requests for quotations and improve time-to-market and sourcing of standard components;

     o MatrixOne Supplier Central(TM) provides the ability to work with suppliers in a single virtual organization. This application enables authorized users, both within the enterprise and at other companies, to communicate time-critical information and facilitate collaborative supply processes; and

     o MatrixOne Team Central(TM) establishes collaborative virtual workspaces that facilitate information exchange and collaboration across dynamic, global cross-functional project teams. This application empowers companies to leverage expertise and innovation across their entire value chain.

     Enterprise Interoperability Products

     MatrixOne provides a broad spectrum of integration products that offer application-to-application interoperability and provide simultaneous access to real time data. These integration products give users cross-application control of information and processes on both sides of their firewall.

     We offer approximately 50 packaged point-to-point integrations that unite MatrixOne software products with other business solutions to expedite information exchange and processes throughout the product development lifecycle. These integration software products run over the Web to exchange data anywhere. These integration software products unite MatrixOne software products with mechanical computer-aided design ("MCAD"), electronic computer-aided design ("ECAD") and computer-aided software engineering ("CASE") applications and enterprise applications such as ERP, supply chain management and customer relationship management.

     The MatrixOne Adaplet Tool Kit technology applies patent-pending Enterprise Application Integration methodologies to drive both ready-to-use and custom solutions that integrate MatrixOne with other products.

MatrixOne Collaborative Product Lifecycle Management Solutions

     In fiscal year 2002, we further simplified the process of solving business problems for our customers by providing three PLM solutions. Each solution is comprised of our eMatrix product collaboration platform, unique combinations of our Value Chain Portfolio applications, and specific enterprise interoperability software. Each of these three solutions is specifically targeted to meet the major requirements of highly effective PLM strategies.

     Global Program Management

     Our global program management solution enables companies that need to manage cross-enterprise product development to manage and track programs and documents across globally dispersed teams. In today's fast-paced market, project teams often work in disparate locations with a variety of technologies. Therefore, projects are difficult to track and often result in the use of outdated information as well as unnecessary wasted time and money.

     Our global program management solution includes the eMatrix product collaboration platform, the MatrixOne AEF, the MatrixOne Program Central, MatrixOne Team Central and MatrixOne DocuManagement Central applications, a selection of enterprise interoperability products, and other MatrixOne Value Chain Portfolio applications.

     Our global program management solution provides a virtual environment where companies are able to standardize, repeat, and refine product lifecycle processes that specify what to do, who should do it, and what information to do it with. Team members can automatically update project status so that managers can view in real time the risks, highlights, resources, and financial information related to the project at a glance. Managers are able to instantly determine which projects are ahead of schedule, which are at risk, and which need immediate action.

     With our global program management solution, project teams are easily able to collaborate even though they may be in different global locations using varying technologies. Using automated and standardized processes, team members can be assured that they are working on up-to-date documents that include the most recent changes and information. This solution enables team members to drive their own portions of the project, which enables management to step in only if action is necessary. Ultimately, organizations are able to build on the success of each project by improving and reusing information, thereby consistently reducing both costs and time-to-market.

     Collaborative Product Development

     Our collaborative product development solution enables companies to meet the challenges of managing product information and development processes across their organization and their global value chains. The coordination and management of organizational information, responsibilities, schedules, deliverables, product information, and business processes is increasingly complex as outsourcing and globalization increase the number of value chain participants and the scope of their respective product development responsibilities. Our solution enables companies to accelerate the decision-making process of global value chains of trusted employees, partners, suppliers, and customers to gain a competitive market advantage.

     Our collaborative product development solution includes the eMatrix product collaboration platform, the MatrixOne AEF, the MatrixOne Engineering Central, MatrixOne Software Central and MatrixOne Configurator Central applications, a selection of enterprise interoperability products, such as MCAD, ECAD, and CASE integration products, and other MatrixOne Value Chain Portfolio applications.

     Using our collaborative product development solution, companies are able to move iterative product change decisions to the inexpensive front-end of the development process and provide all project participants with easy, secure navigation to managed engineering data and change processes. In addition, companies are able to facilitate comprehensive, real-time in-process data sharing, provide a straightforward transition from ad-hoc creative work to formal change control, and ensure the validity of configured products across a business. With our collaborative product development solution, virtual teams can be assembled quickly and managed easily across an entity's global value chain, resulting in an enhanced development process with increased collaboration, speed of innovation and agility to manage change.

     Supplier Relationship Management

     Our supplier relationship management solution enables companies to integrate strategic sourcing into the design phase of product development lifecycles and to identify, manage, monitor, and optimize relationships with their best suppliers from the earliest stages of product development.

     Our supplier relationship management solution includes the eMatrix product collaboration platform, the MatrixOne AEF, the MatrixOne Sourcing Central, MatrixOne Supplier Central, and MatrixOne Team Central applications, and a selection of interoperability products.

     Using our solution for supplier relationship management, companies have real-time, Web-based visibility to product data and processes across the value chain, ensuring that everyone is using complete and up-to-date information. By enabling communication and creating virtual collaborative teams for both the buyer and supplier functions, companies are able to generate high-quality ideas that improve product innovation and reduce costs. In addition, companies are able to automate and shorten the quote and change order processes and ensure consistency in the process and representation of information from both the buyer and supplier point of view. In addition, companies are able to track, manage, control, and synchronize the history and changes in the overall strategic sourcing process, thereby reducing overall costs and time-to-market.

Product Technology and Architecture

     Our PLM software is based on an Internet architecture utilizing open standards and Extensible Mark-up Language ("XML") technology and is enhanced by our proprietary technology for information integration and accelerated content delivery. An enterprise can choose from a variety of web application server architectures, such as BEA WebLogic, IBM WebSphere and SunOne Web Server, to deploy their solution with no change to their business logic. In addition, an enterprise can base its solution on any mix of Java-based distributed software architectures, including Enterprise Java Beans, Remote Method Invocation and Common Object Request Broker Architecture. Our eMatrix product collaboration platform also offers XML capabilities that allow companies to exchange messages and content with collaborating partners or industry exchanges. Messages can comply with the evolving standard vocabularies such as RosettaNet, cXML or BizTalk or independently defined vocabularies. The result is a scalable, flexible environment that virtually eliminates the need for lengthy in-house development of complex custom software, thereby resulting in a lower cost of ownership. The software consists of an Internet platform, tailorable business process applications, reusable business process components, integrations to third-party software and development tools.

     At the center of our architecture is the eMatrix product collaboration platform, which runs on Microsoft or UNIX operating systems. The eMatrix product collaboration platform and the AEF together form the intermediary between the MatrixOne Value Chain Portfolio of applications or the eMatrix Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. Mobile users can be connected to the server through the wireless application protocol ("WAP"). The eMatrix product collaboration platform is compliant with hypertext transport protocol ("HTTP") and secure HTTP, providing the business model and XML representations to HTML, Java and Wireless Markup Language applications.

     The Web user interfaces are Java and HTML based applications that can run on Microsoft Internet Explorer, Netscape Communicator and other commercially available Web browsers, as well as WAP based devices. There are also Windows and UNIX versions of our products for users who prefer to run the applications on their desktop computers, rather than through a Web browser interface. We support numerous operating systems including Windows 95, Windows 98, Windows 2000, Windows XP, Windows NT, Hewlett Packard HP-UX, IBM AIX and Sun Solaris. We follow the Microsoft standards for Windows 95, Windows 98 and Windows 2000 and the Internet standards for Java running with Microsoft Internet Explorer and Netscape Communicator.

     The storage layer includes support for multiple Oracle database servers and multiple file servers using standard file transfer protocols. In addition, we plan to provide support for the IBM DB2 database. We also provide an enterprise application integration capability that allows data exchange with Web, legacy or incumbent applications.

     We provide simultaneous support for multiple languages within the business model, which means that users of our PLM software can work in different languages at the same time. We typically distribute our products in a single global release. Our products generally support Chinese, English, French, German, Italian, Japanese and Korean, and we intend to provide localization for additional languages as required.

     We have entered into various platform alliances to ensure our products are based on open industry standards and to enable us to take advantage of current and emerging technologies. We are marketing partners with Oracle, Hewlett-Packard, IBM and Sun Microsystems. To promote the development, definition, adoption, implementation and growth of open standards, we work with several industry standards organizations, such as the World Wide Web Consortium, also known as W3C, RosettaNet, and the National Institute of Standards and Technology, also known as NIST, and a variety of industry-specific standards organizations.

Services

     We offer professional services, training, maintenance and customer support directly through our own services organization and indirectly through our third-party network. Our services organization is committed to ensuring that our customers successfully utilize our products. We believe we have a high customer satisfaction level as a result of a combination of our unique software implementation methodology, our large, global partner network, and our professional services, training, maintenance and customer support programs. These programs are available globally and are designed to enable the rapid implementation of our products so our customers receive the benefits from their investment quickly. Our services are also designed to make our software easy to use and maintain, thus lowering ongoing costs to our customers. As of June 29, 2002, our services organization consisted of 206 employees.

     Professional Services

     Customers may choose to implement our products by utilizing our professional services personnel or systems integrators or by themselves. Although implementation times vary with the scope of the software being implemented, the number of users and the number of geographic locations involved, certain applications can be implemented in as little as two weeks.

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

     Training

     Our educational services organization offers Web-based courses and training at our facilities located around the world or at customer locations. Our Customer Success Center, located at our corporate headquarters in Westford, Massachusetts, provides a comprehensive training facility. We also offer the eMatrix Certified Professional program to systems integrators to assure our customers that their implementation teams include professionals who have demonstrated success in implementing MatrixOne software solutions.

     Maintenance and Customer Support

     We offer maintenance and support services to our customers, alliance partners and systems integrators over the Internet or by telephone. Our toll-free telephone support is provided in multiple languages and is staffed by senior technical support personnel at several locations globally. Customers receiving support over the Internet have access to a full range of customer support services, including on-line problem solving, technical tips, answers to frequently asked questions, and information about recently released and upcoming versions of our software. We provide our customers with personalized Web pages where they can access specific status reports, exchange information, register on-line for training and access an advanced knowledge base. Customers can also download new versions of our software over the Internet.

Customers

     We target large-to-medium size organizations throughout the world in growth industries. As of June 29, 2002, we had over 625 customers. Our installed base of customers represents numerous industries, including aerospace and defense, automotive, consumer products, high technology, life sciences, machinery and process industries. During fiscal 2001, approximately 11.3% of our revenues were from Applied Materials, Inc. No one customer accounted for more than 10% of our revenues in fiscal 2002 or 2000.

Foreign Operations

     We have international offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands. At June 29, 2002 and June 30, 2001, approximately 27.8% and 18.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 33.9%, 26.9% and 38.5% of our total revenues for fiscal 2002, 2001 and 2000, respectively, were from our operations outside of North America and approximately 23.7%, 24.8% and 25.4% of our expenses for fiscal 2002, 2001 and 2000, respectively, were from our operations outside the United States. Export sales from the United States accounted for approximately 3.5%, 3.9% and 9.6% of our total revenues for fiscal 2002, 2001 and 2000, respectively. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding our foreign operations.

Research and Development

     We pursue research and development through our internal engineering organization, third-party alliances and collaborative development efforts with our customers. Our internal research and development organization is divided into three product groups, platform, application and integration engineering, with common support groups. The focus of these three product groups is to broaden the global appeal of our products by improving our products' performance and scalability, expanding the use of XML technology for data representation and collaboration, adding application services, increasing our distribution and replication alternatives, expanding our ability to integrate our technology with other applications used by our customers, and extending our Internet security capabilities. The platform engineering group is responsible for the development of Internet infrastructure products, such as our servers, dynamic business modeling engine, database caching and application integration. The platform engineering group researches and develops advanced architectures and technologies and closely follows industry developments and standards related to e-Business, the Internet, operating systems and software technologies. The application engineering group develops Internet applications for our customers. The integration engineering group develops Internet applications that enable customers to link commercial and proprietary applications and legacy systems with our products. The application and integration engineering groups work closely with our sales, services and product management organizations and use the application expertise, domain experience and resources of our customers and alliance partners to develop and license applications and integrations. Quality engineering, release engineering and documentation groups support all three of our product groups and contract engineering companies provide additional engineering resources.

     We maximize our research and development efforts by working closely with our alliance partners and customers to develop software applications and integration products. We have relationships with third parties to develop several of our applications, either through joint royalty relationships or on a subcontract basis. We also jointly develop software applications with our customers and typically retain the right to generalize the application for use with other customers. A critical focus of our research and development alliances is to increase the number and scope of customer-facing, supplier-facing and industry-specific applications. We have also established relationships with third-parties to develop several of our application products and the majority of our integration products pursuant to which we typically pay the third party a royalty in connection with the license of these products by our customers. These relationships have allowed us to increase the number of application and integration products we offer to customers. We market, license and support our application and integration products through our direct sales organizations, alliance partners and distributors around the globe. We also work with our customers, systems integrators and complementary technology vendors to extend our integration products to supply chain management, customer relationship management, component supplier management and additional product data management applications. Our research and development expenses were $25.4 million, $19.7 million and $8.6 million for fiscal 2002, 2001 and 2000, respectively. We expect to increase our internal research and development efforts, as well as our third-party research and development.

Selling and Marketing

     We market and license our collaborative PLM solutions through our direct sales organization, distributors and other business alliances. As of June 29, 2002, our direct sales organization consisted of 179 sales and marketing employees in 37 locations around the world. We have 25 sales offices in North America, eight in Europe and four in Asia/Pacific. Our European, Middle East and Africa, or EMEA, sales organization is headquartered in Amsterdam with other offices in Coventry, Cologne, Lyon, Milan, Munich, Paris, and Stuttgart. Our Asia/Pacific offices are located in Seoul, Singapore, Taipei and Tokyo. We plan to expand our direct sales organization, build an indirect sales organization in North America, and establish additional domestic and international sales offices.

     Most of the licensing of our collaborative PLM solutions in North America is made by our direct sales organization. We are also building our indirect sales channels to reach additional markets in North America. In EMEA, we market, license and service our products through both our direct sales force and distributors, while in Asia/Pacific, we rely primarily on our network of distributors and resellers, with assistance from our direct sales force. Our EMEA and Asia/Pacific network of international distributors and resellers comprises over 20 companies.

     Our direct sales strategy targets named accounts and customers in selected geographic regions and vertical markets. Increasingly, we are focusing on targeted vertical markets such as automotive, high technology and consumer products, where we believe our value proposition gives us the greatest market opportunity. We also target and have customers in the aerospace and defense, life sciences, machinery and process industries. We also work closely with our indirect distribution channels of resellers and distributors in these selected geographic regions and target markets.

     Our sales team, which includes both our direct sales and technical professionals as well as our alliance partners, works closely with the customer to identify its short-term needs and long-term goals and then to develop a proposal to address its PLM requirements. Our sales process often commences with a rapid proof of concept or product demonstration. The sales cycle for our products ranges from one to nine months based on the customer's need to rapidly implement a PLM solution and whether the customer is new or is extending its existing implementation.

     To support our global sales efforts, we opened a Customer Success Center at our corporate headquarters in Westford, Massachusetts in April 2002. Our Customer Success Center provides the facilities necessary to help customers and prospective customers more easily outline their goals and achieve their objectives through proximity to MatrixOne executives and resources. Our Customer Success Center is open to all MatrixOne customers and prospective customers for strategy and technical meetings, as well as for training.

     To accelerate the sales cycle by illustrating the value of our collaborative PLM solutions, we offer to our customers and prospective customers the MatrixOne Business Value Program(TM), which is based on extensive primary research conducted by the University of Texas at Dallas and the Hurwitz Group on the real-world results of PLM implementations at more than 35 leading companies. The program provides methodologies, tools and benchmarks that our customers can use to successfully plan, fund and implement comprehensive PLM programs that are designed to result in measurable benefits, reduced costs and improved bottom line performance.

     Our marketing personnel assist in generating new sales opportunities by creating various marketing programs, creating press and industry analyst interest and support, updating our Web site, and hosting or sponsoring various events. Our marketing efforts are primarily focused on our targeted vertical industries. We conduct joint seminars with key alliance partners and participate in a number of alliance partner-sponsored trade shows and industry events. We also provide speakers from our company and our customers to represent us in a number of industry forums. We communicate regularly with our installed customer base via newsletters and by hosting various customer conferences. Our public relations strategy is designed to convey our messages to appropriate audiences, and we reinforce this through our ongoing communications with a number of key industry analysts and press representatives.

Alliances

     The principal goals of our alliance program are to accelerate the global market acceptance of our collaborative PLM solutions, extend our global resources and help our customers realize the benefits of our collaborative PLM solutions quickly. Together with these alliance partners, we leverage our mutual strengths in the marketplace to deliver total PLM solutions. We form alliances with industry-leading software, platform and services companies for enhanced service delivery, joint sales, marketing, distribution, design and development.

     Systems Integrators

     We have established strategic relationships with over 20 global and regional systems integration partners that provide expertise in a number of areas including MatrixOne solution implementations, solution selection, business consulting, business process re-engineering, development of best practices and business processes, solution integration, and specific industries. Our systems integration partners include Accenture, Cap Gemini Ernst & Young, Deloitte & Touche, Fujitsu, Gedas, IBM Global Services, KPMG, Nippon Steel and PricewaterhouseCoopers.

     Independent Software Vendors (ISVs)

     Our ISV partners, who include application developers and solution providers, extend our collaborative PLM solutions with their suite of additional integrations and associated applications.

     Original Equipment Manufacturers (OEMs)

     We work with OEM partners to deliver the power of our collaboration PLM solutions as part of their own products. OEMs offer vertical solutions for a specific industry or market and add our products to their own solutions, or embed MatrixOne technology into their software.

     Platform Partners

     Our Platform partners enable our customers to take advantage of technological advances and simultaneously extend the value of their investments in existing infrastructure and information systems. Our close relationships with major hardware vendors assures our customers that their MatrixOne solutions will deliver maximum stability, security, performance, and scalability regardless of their chosen computers, networks and storage devices. In addition, our relationships with database, middleware, operating systems, and networking software companies enable our collaborative PLM solutions to run in diverse and rapidly evolving software environments and enhance the open architecture of MatrixOne software, thereby enabling interoperable collaboration capabilities.

     Resellers

     We work with two types of reseller to deliver, implement, and support our collaborative PLM solutions:

     o Value added resellers ("VARs") work in a certain geographical region or market segment, providing a total solution of software, implementation services, and their own added-value products and services. Our customers use VARs for industry-specific solutions, particular professional services expertise, or the ability to leverage third-party systems.

     o Distributors provide a sales and services channel for our customers in geographic areas where we may not have local coverage. Distributors license, implement, extend, and support our solutions and may also offer specific industry, application or technical know-how.

Competition

     The market for collaborative PLM software is relatively new, intensely competitive, highly fragmented and changing rapidly. We compete against different companies depending on the geographic region, the size of the potential customer, and the scope of the proposed solution. We currently compete against:

     o    in-house development efforts by potential customers;

     o vendors with CAD/CAM product backgrounds such as Dassault Systems, Parametric Technology and EDS;

     o vendors with enterprise application backgrounds such as Oracle and SAP;

     o    vendors providing some aspects of PLM functionality such as Agile
          Software;

     o emerging companies focused on enterprise application integration and eBusiness; and

     o    vendors that focus on local markets.

     We expect that competition will increase as a result of continued increased usage of the Internet and software industry consolidation. Moreover, a number of enterprise software companies have acquired providers of point solutions to expand their product lines and vendors with various product backgrounds continue to enter the PLM market. Our competitors may also package their products in a manner that may discourage customers from licensing our software. Current and potential competitors may establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us.

     We believe that our ability to compete depends on many factors, both within and beyond our control, including, without limitation:

     o performance, functionality, scalability, flexibility and business value of our solutions for global program management, supplier relationship management, and collaborative product development; our eMatrix product collaboration platform; our Value Chain Portfolio of applications; and our suite of enterprise interoperability products;

     o    timing and market acceptance of new products and product enhancements;

     o    effectiveness of our selling and marketing efforts; and

     o    quality and performance of our services.

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

Intellectual Property and Other Proprietary Rights

     Our success and ability to compete are dependent upon our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our continued success will also depend in part upon our ability to share our proprietary rights with our alliance partners. Generally, when we develop applications or software in conjunction with our customers or third parties, we retain non-exclusive rights to the code that is created. Currently, we rely on a combination of copyright, trademark and trade secret laws, as well as non-disclosure agreements with our employees, customers, alliance partners, consultants and systems integrators to protect our proprietary rights. In the future, we also intend to rely on patents to protect our proprietary rights. We license our software pursuant to non-exclusive license agreements that impose restrictions on our customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by executing confidentiality agreements with anyone having access to our proprietary information and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

     We have one patent application pending in the United States. It is possible that no patent will issue from this application. We have three registered trademarks and three pending trademark registrations in the United States. In addition, we have two registered trademarks and three pending trademark applications in various foreign countries. Registered trademarks may not issue from these United States and foreign applications or the applications may be contested.

     Despite our efforts to protect our intellectual property and proprietary rights, existing laws afford only limited protection. We operate throughout the world and the protection available for our intellectual property may not be available to the same extent protection is available in the United States or at all. Others may be able to develop technologies that are superior or similar to our technology. Attempts may be made to reverse engineer our products or to obtain and use information that we regard as proprietary. Our customers, alliance partners, suppliers, and former employees may disclose our proprietary information to parties that may use that information to compete against us. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult. Expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

Employees

     As of June 29, 2002, we had a total of 568 employees. Of the total employees, 128 were in product development, engineering or systems engineering, 179 in sales and marketing, 206 in services and 55 in operational, financial and administrative functions.

     Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2:  PROPERTIES

     Our headquarters is located in a 52,000 square foot facility in Westford, Massachusetts, which we occupy under an office lease expiring in December 2010. We lease office space in 15 states throughout the United States. We also lease office space in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands, under leases with terms expiring at various times through fiscal 2010. We believe that additional space will be required as our business expands and will be available as required on acceptable terms.

ITEM 3:  LEGAL PROCEEDINGS

     On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock ("IPO"). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters' customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters' conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The Company, along with the 300-plus other publicly-traded companies that have been named in substantially similar lawsuits, filed a motion to dismiss the complaint on July 15, 2002. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

     We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 29, 2002, through the solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the NASDAQ National Market under the symbol "MONE". The price range per share reflected in the table below is the high and low bid information for our common stock as reported by NASDAQ for the periods indicated.

                                                       High            Low
                                                      ------          -----
     Fiscal year ended June 29, 2002:

         First quarter .............................  $21.76          $5.25
         Second quarter ............................  $13.97          $4.00
         Third quarter .............................  $16.93          $8.48
         Fourth quarter ............................  $ 9.70          $4.87

     Fiscal year ended June 30, 2001:

         First quarter .............................  $49.00         $17.19
         Second quarter ............................  $39.63         $ 6.75
         Third quarter .............................  $36.00         $13.25
         Fourth quarter ............................  $27.49         $10.19

     On September 10, 2002, there were approximately 503 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. On September 10, 2002, the last reported sale price per share of our common stock on the NASDAQ National Market was $4.57.

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

     On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through June 29, 2002, we have used the proceeds from the initial public offering and concurrent private placement to pay for the offering expenses, fund approximately $6.8 million in investments in leasehold improvements, computer hardware and software and office furniture and to fund approximately $2.2 million of working capital to support our operations.

     See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6:  SELECTED FINANCIAL DATA

     You should read the data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 and the consolidated balance sheet data as of June 29, 2002 and June 30, 2001 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended July 3, 1999 and June 27, 1998 and the consolidated balance sheet data as of July 1, 2000, July 3, 1999 and June 27, 1998 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. In May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our PLM solutions. The financial results of this divested business are reflected in our consolidated financial statements as discontinued operations.

                                                                                   Year Ended
                                                           ----------------------------------------------------------
                                                            June 29,    June 30,    July 1,      July 3,    June 27,
                                                              2002        2001       2000         1999        1998
                                                           ---------   ---------   ---------    ---------   ---------
                                                                     (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
   Software license ....................................   $  47,443   $  84,290   $  40,977    $  21,851   $  11,836
   Service .............................................      74,020      61,100      35,474       20,505       9,603
                                                           ---------   ---------   ---------    ---------   ---------
      Total revenues ...................................     121,463     145,390      76,451       42,356      21,439
                                                           ---------   ---------   ---------    ---------   ---------
Cost of revenues:
   Software license ....................................       5,927       8,212       4,424        3,323       1,237
   Service .............................................      54,478      45,737      28,123       15,477       6,851
                                                           ---------   ---------   ---------    ---------   ---------
      Total cost of revenues ...........................      60,405      53,949      32,547       18,800       8,088
                                                           ---------   ---------   ---------    ---------   ---------
      Gross profit .....................................      61,058      91,441      43,904       23,556      13,351
                                                           ---------   ---------   ---------    ---------   ---------
Operating expenses:
   Selling and marketing ...............................      48,166      56,273      35,765       20,611      15,369
   Research and development ............................      25,374      19,749       8,553        5,792       7,242
   General and administrative ..........................      12,814      10,406       5,487        4,479       3,592
   Stock-based compensation ............................       3,910       4,142       3,593          622          --
   Restructuring charges ...............................       2,812          --          --           --          --
                                                           ---------   ---------   ---------    ---------   ---------
      Total operating expenses .........................      93,076      90,570      53,398       31,504      26,203
                                                           ---------   ---------   ---------    ---------   ---------
      Income (loss) from operations ....................     (32,018)        871      (9,494)      (7,948)    (12,852)
Other income (expense), net ............................       3,313       8,940       3,041          244          48
Benefit from (provision for) income taxes ..............          --      (1,465)         --           --       1,928
                                                           ---------   ---------   ---------    ---------   ---------
   Income (loss) from continuing operations ............     (28,705)      8,346      (6,453)      (7,704)    (10,876)
Income from discontinued operations ....................          --         500          --           --       8,684
                                                           ---------   ---------   ---------    ---------   ---------
Net income (loss) ......................................   $ (28,705)  $   8,846   $  (6,453)   $  (7,704)  $  (2,192)
                                                           =========   =========   =========    =========   =========

Basic net income (loss) per share:
   Continuing operations ...............................   $   (0.62)  $    0.19   $   (0.36)   $   (1.74)  $   (2.88)
   Discontinued operations .............................          --        0.01          --           --        2.30
                                                           ---------   ---------   ---------    ---------   ---------
   Net income (loss) ...................................   $   (0.62)  $    0.20   $   (0.36)   $   (1.74)  $   (0.58)
                                                           =========   =========   =========    =========   =========
   Shares used in computation ..........................      46,147      43,543      17,966        4,428       3,777
                                                           =========   =========   =========    =========   =========

Diluted net income (loss) per share:
   Continuing operations ...............................   $   (0.62)  $    0.17   $   (0.36)   $   (1.74)  $   (2.88)
   Discontinued operations .............................          --        0.01          --           --        2.30
                                                           ---------   ---------   ---------    ---------   ---------
   Net income (loss) ...................................   $   (0.62)  $    0.18   $   (0.36)   $   (1.74)  $   (0.58)
                                                           =========   =========   =========    =========   =========
   Shares used in computation ..........................      46,147      50,357      17,966        4,428       3,777
                                                           =========   =========   =========    =========   =========

                                                                                      As of
                                                           ----------------------------------------------------------
                                                            June 29,    June 30,    July 1,      July 3,    June 27,
                                                              2002        2001       2000         1999        1998
                                                           ---------   ---------   ---------    ---------   ---------
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents ...................................   $139,642    $156,349     $153,455      $11,036     $ 8,123
Working capital ........................................    131,617     154,193      146,012        7,892       8,826
Total assets ...........................................    200,948     217,626      184,417       29,887      22,912
Redeemable convertible preferred stock..................         --          --           --       17,015      11,015
Total stockholders' equity (deficit) ...................    149,090     169,316      151,593       (6,042)        843

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

Overview

     MatrixOne, Inc. is a provider of collaborative PLM solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively developing, building, and managing products. Our interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers, and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects within and outside of their enterprises. In addition, our technology enables companies to adapt and scale quickly to address their ever-changing business requirements.

     We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands and indirectly through our alliance partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions. We expect revenues by geographic region to continue to fluctuate each period, and we expect revenues from our international operations to increase as we expand our international sales and professional services organizations. No single customer accounted for more than 10% of our annual revenues in fiscal 2002 or fiscal 2000. However, during fiscal 2001, approximately 11.3% of our revenues were from Applied Materials, Inc.

     As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, in October 2001 we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts, and closure of excess facilities.

     We have incurred significant costs to develop our technology and products, recruit, hire and train personnel for our engineering, selling and marketing and services departments, and establish a corporate infrastructure. These costs have historically exceeded total revenues. As of June 29, 2002, we had an accumulated deficit of approximately $58.7 million. We anticipate that our operating expenses in fiscal 2003 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2003. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2003 and in the future.

     MatrixOne was incorporated in July 1983 as Adra Systems, Inc. In October 1997, we changed our name to MatrixOne, Inc., and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our PLM solutions. The financial results of this divested business are reflected in our consolidated financial statements as discontinued operations.

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments, which we evaluate on an on-going basis, that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our consolidated financial statements.

     Revenue Recognition

     We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services. We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element using the residual method.

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

     We recognize revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through third-parties are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

     Service revenues include professional services, training, maintenance and customer support fees and reimbursements received for out-of-pocket expenses incurred. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized on a percentage-of-completion basis. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

     Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support fee is included with a software license fee, we allocate a portion of the software license fee to maintenance and customer support fees based on the renewal rate of maintenance and customer support fees.

     Allowance for Doubtful Accounts

     We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider factors such as historical collection experience, a customer's current credit worthiness, customer concentrations, age of the receivable and general economic conditions that may affect a customer's ability to pay. Actual customer collections could materially differ from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Prepaid Software License Fees

     Prepaid software license fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our application and integration products. Amortization of prepaid license fees commences when the software is available for general release. We amortize prepaid license fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally three years. Management regularly reviews the valuation of each prepaid software license fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. A reduction in the license or discontinuation of software for which we have prepaid license fees, may result in additional charges to cost of software license revenues.

     Property and Equipment

     We estimate the useful lives of our property and equipment, and we record depreciation on a straight-line basis over the estimated useful lives of our property and equipment. We regularly review our estimate of the useful lives and net book value of our property and equipment in order to determine if events and circumstances, such as changes in technology, product obsolescence and changes in our business, may require a change in the estimated useful lives of our property and equipment, which would increase our operating expenses or recognition of an impairment loss.

     Accounting for Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the estimated amount that is more likely than not to be realized. During our assessment of the valuation allowance, we consider future taxable income and ongoing tax planning strategies on a consolidated basis and in the tax jurisdictions in which we operate. We have recorded a valuation allowance against our deferred tax asset due to the fact it is more likely than not that the deferred tax asset will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis.

     Professional Services Warranty

     We provide for an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services. If actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services.

Results of Operations

     The following table sets forth consolidated statement of operations data expressed as a percentage of total revenues for each period indicated. These historical results are not necessarily indicative of results to be expected for any future period.

                                                            Year Ended
                                                  -----------------------------
                                                  June 29,   June 30,   July 1,
                                                   2002        2001      2000
                                                  -------     ------    -------
Revenues:
   Software license ...........................     39.1%      58.0%      53.6%
   Service ....................................     60.9       42.0       46.4
                                                   -----      -----      -----
      Total revenues ..........................    100.0      100.0      100.0
                                                   -----      -----      -----
Cost of revenues:
   Software license ...........................      4.8        5.6        5.8
   Service ....................................     44.9       31.5       36.8
                                                   -----      -----      -----
      Total cost of revenues ..................     49.7       37.1       42.6
                                                   -----      -----      -----
      Gross profit ............................     50.3       62.9       57.4
                                                   -----      -----      -----
Operating expenses:
   Selling and marketing ......................     39.7       38.7       46.8
   Research and development ...................     20.9       13.6       11.2
   General and administrative .................     10.5        7.1        7.2
   Stock-based compensation ...................      3.2        2.8        4.6
   Restructuring charges ......................      2.3         --         --
                                                   -----      -----      -----
      Total operating expenses ................     76.6       62.2       69.8
                                                   -----      -----      -----
      Income (loss) from operations ...........    (26.3)       0.7      (12.4)
Other income, net .............................      2.7        6.1        4.0
Provision for income taxes ....................       --       (1.0)        --
                                                   -----      -----      -----
   Income (loss) from continuing operations ...    (23.6)       5.8       (8.4)
Gain on sale of discontinued operations .......       --        0.3         --
                                                   -----      -----      -----
Net income (loss) .............................    (23.6)%      6.1%      (8.4)%
                                                   =====      =====      =====

Comparison of Fiscal Years Ended June 29, 2002 and June 30, 2001

     Software license revenues. We derive our software license revenues principally from licensing our enterprise software including our eMatrix product collaboration platform, Value Chain Portfolio applications and interoperability products.

     Software license revenues decreased 43.7% to $47.4 million for fiscal 2002 from $84.3 million for fiscal 2001. The decrease was primarily due to the weakening of the global economy and a decrease in information technology spending. In addition, new customers are starting new information technology projects with smaller initial software license investments. Accordingly, the average deal size of our software license transactions decreased and software licensed to new customers decreased during fiscal 2002. Software license revenues decreased $35.0 million in North America, $0.7 million in Europe and $1.1 million in Asia/Pacific due to the factors previously discussed.

     Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project. During fiscal 2002, we adopted the provisions of Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14") relating to the accounting for reimbursements received for out-of-pocket expenses incurred and reclassified such amounts in all previous period financial statements. Accordingly, our service revenues include reimbursements for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract.

     Service revenues increased 21.1% to $74.0 million for fiscal 2002 from $61.1 million for fiscal 2001. The increase was primarily due to an $8.4 million increase in maintenance revenues from new and renewed maintenance contracts and a $5.2 million increase in professional services revenues from implementation and consulting projects for new customers and continuation or expansion of implementation and consulting projects for existing customers. During fiscal 2002, there was also an increase in the average number of professional services employees providing billable implementation and consulting services and an increase in the billable utilization of our professional services personnel. Reimbursements received for out-of-pocket expenses incurred were $3.2 million for both fiscal 2002 and fiscal 2001. Maintenance revenues represented 37.7% and 32.0% of service revenues for fiscal 2002 and fiscal 2001, respectively.

     Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third parties for certain application and integration products licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed and the extent to which we pay royalties to third parties on application and integration products.

     Cost of software licenses decreased 27.8% to $5.9 million for fiscal 2002 from $8.2 million for fiscal 2001. The decrease in cost of software licenses was primarily due to a $4.5 million decrease in royalties on integration software as a result of decreased licensing of third-party integration software, offset by a $2.0 million increase in royalties on application software as a result of increased licensing of third-party application software and amortization of certain prepaid royalties.

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

     Cost of services increased 19.1% to $54.5 million for fiscal 2002 from $45.7 million for fiscal 2001 due to a $3.4 million increase in internal services personnel costs due to an increase in the average number of services personnel employed during the year, a $4.2 million increase in consulting and contractor costs due to an increase in the use of independent systems integrators, and an increase in rent, depreciation and other costs.

     Gross profit. Gross profit decreased 33.2% to $61.1 million for fiscal 2002 from $91.4 million for fiscal 2001. Gross profit as a percentage of total revenues, or gross margin, decreased to 50.3% for fiscal 2002 from 62.9% for fiscal 2001. The decrease in gross margin was primarily attributable to a decrease in higher margin software license revenues and an increase in the relative proportion of our total revenues derived from lower margin service revenues. Gross margin on software licenses decreased to 87.5% for fiscal 2002 from 90.3% for fiscal 2001 primarily due to an increase in the relative proportion of third-party application software licensed, which are subject to royalties. During fiscal 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements received for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross margin. Gross margin on services increased to 26.4% for fiscal 2002 from 25.1% for fiscal 2001 primarily due to an increase in maintenance revenues.

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

     Selling and marketing expenses decreased 14.4% to $48.2 million for fiscal 2002 from $56.3 million for fiscal 2001 primarily due to an $8.4 million decrease in commission and other compensation expenses due to lower software license revenues, offset by a slight increase in personnel and related costs. Selling and marketing expenses as a percentage of total revenues increased slightly to 39.7% for fiscal 2002 from 38.7% for fiscal 2001 due to a lower revenues base.

     Research and development. Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel, and the use of third parties to develop specific application and integration products.

     Research and development expenses increased 28.5% to $25.4 million for fiscal 2002 from $19.7 million for fiscal 2001 primarily due to a $4.4 million increase in personnel costs due to an increase in the number of research and development personnel, a $0.4 million increase in outsourced translation services and an increase in rent, depreciation and other costs. We have increased our research and development organization in order to further improve our existing products, bring additional products to market, such as additional Value Chain Portfolio applications, and invest in our strategic relationship with IBM. Research and development expenses as a percentage of total revenues increased to 20.9% for fiscal 2002 from 13.6% for fiscal 2001 due to the factors previously discussed and a lower revenues base.

     General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services, and provisions for doubtful accounts.

     General and administrative expenses increased 23.1% to $12.8 million for fiscal 2002 from $10.4 million for fiscal 2001 primarily due to a $1.2 million increase in personnel and related costs, a $0.7 million increase in the provision for doubtful accounts, due to increased credit risk as a result of the weakening global economy, and an increase in professional fees. General and administrative expenses as a percentage of total revenues increased to 10.5% for fiscal 2002 from 7.1% for fiscal 2001 due to the factors previously discussed and a lower revenues base.

     Stock-based compensation. Stock-based compensation relates to the issuance of stock options to employees with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants to employees during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders' equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $3.9 million and $4.1 million for fiscal 2002 and fiscal 2001, respectively. The decrease in stock-based compensation expense reflects lower amortization due to cancellation of stock options upon employee terminations. We presently expect to record stock-based compensation of $3.3 million and $0.6 million in fiscal 2003 and fiscal 2004, respectively.

     Restructuring charges. As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, in October 2001 we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

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

     As a result of the restructuring program, we recorded a restructuring charge of $3.2 million in October 2001. The restructuring charge consisted of costs related to the following statement of operations classifications: $0.6 million in cost of service revenues, $2.3 million in selling and marketing, $0.2 million in research and development and $0.1 million in general and administrative. During the three months ended June 29, 2002, we recorded a $0.4 million adjustment to the restructuring charge as a result of the settlement of certain employee severance, lease and other contractual arrangements.

     The significant components of the restructuring charge, non-cash adjustments, cash payments and the remaining accrual at June 29, 2002 are as follows:

                                                       Employee
                                                      Severance
                                                         and       Facilities
                                                        Fringe         and         Contract
(In millions)                                          Benefits      Leases      Terminations    Total
                                                      ----------   ----------    ------------   -------
Restructuring charges ..............................  $      2.5   $      0.5     $       0.2   $   3.2
Non-cash adjustments ...............................        (0.1)        (0.2)           (0.1)     (0.4)
                                                      ----------   ----------    ------------   -------
Adjusted restructuring charges .....................         2.4          0.3             0.1       2.8
Cash payments ......................................        (1.7)        (0.3)           (0.1)     (2.1)
                                                      ----------   ----------    ------------   -------
Remaining accrual at June 29, 2002 .................  $      0.7   $       --     $        --   $   0.7
                                                      ==========   ==========    ============   =======

     The restructuring program was substantially completed during fiscal 2002. The remaining cash payments are expected to be paid through January 31, 2003.

     Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, interest expense related to borrowings under our credit facilities, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

     Other income decreased 62.9% to $3.3 million for fiscal 2002 from $8.9 million for fiscal 2001. The decrease in other income was primarily due to a $5.6 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and slightly lower levels of cash available for investment.

     Provision for income taxes. No provision for income taxes was recorded for fiscal 2002 due to our accumulated net losses. A provision for income taxes of $1.5 million was recorded during fiscal 2001 based on our estimate of income taxes expected to be due in certain states and foreign countries.

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

     Service revenues. Service revenues increased 72.2% to $61.1 million for fiscal 2001 from $35.5 million for fiscal 2000. The increase was primarily due to a 121.8% increase in maintenance revenues from new and renewed maintenance contracts, a 51.0% increase in professional services revenues as a result of an increase in the number of professional services employees providing billable implementation and consulting services and a 112.3% increase in training revenues from an increase in the number of customers and users utilizing our software. Maintenance revenues represented 32.0% and 24.8% of service revenues for fiscal 2001 and 2000, respectively.

     Cost of software licenses. Cost of software licenses increased 85.6% to $8.2 million for fiscal 2001 from $4.4 million for fiscal 2000. The increase in cost of software licenses was primarily due to a $5.1 million increase in royalties resulting from increased licensing of third-party integration software, offset by a $0.7 million decrease in royalties for Oracle database licenses.

     Cost of services. Cost of services increased 62.6% to $45.7 million for fiscal 2001 from $28.1 million for fiscal 2000 primarily due to increased personnel costs to support the growth in our professional services organization. We also increased both the use of systems integrators to provide consulting services for our customers and the amount of training we provided these systems integrators in an effort to increase the number of systems integrators with relevant eMatrix expertise.

     Gross profit. Gross profit increased 108.3% to $91.4 million for fiscal 2001 from $43.9 million for fiscal 2000. Gross profit as a percentage of total revenues, or gross margin, increased to 62.9% for fiscal 2001 from 57.4% for fiscal 2000. The increase in gross margin was primarily attributable to higher margin software license revenues growing faster than services revenues. Gross margin on software licenses increased to 90.3% for fiscal 2001 from 89.2% for fiscal 2000 due to a decrease in the relative proportion of software we licensed from third parties, primarily Oracle database licenses. Gross margin on services increased to 25.1% for fiscal 2001 from 20.7% for fiscal 2000 primarily due to an increase in maintenance revenues and an increase in gross margin on professional services due to operational efficiencies.

     Selling and marketing. Selling and marketing expenses increased 57.3% to $56.3 million for fiscal 2001 from $35.8 million for fiscal 2000 due to higher commission expense due to an increase in software license revenues, increased personnel costs related to the expansion of our worldwide sales and marketing organization and an increase in our marketing programs and events. Selling and marketing expenses as a percentage of total revenues decreased to 38.7% for fiscal 2001 from 46.8% for fiscal 2000 primarily due to operational efficiencies of our sales organization and a larger revenues base.

     Research and development. Research and development expenses increased 130.9% to $19.7 million for fiscal 2001 from $8.6 million for fiscal 2000 due to increased personnel costs related to the expansion of our research and development organization and an increase in the use of third-party contractors to assist in the development of our software. Research and development expenses as a percentage of total revenues increased to 13.6% for fiscal 2001 from 11.2% for fiscal 2000 due to the factors previously discussed.

     General and administrative. General and administrative expenses increased 89.6% to $10.4 million for fiscal 2001 from $5.5 million for fiscal 2000 primarily due to an increase in personnel costs to support the growth in our business and provisions for doubtful accounts due to a larger revenues base. General and administrative expenses as a percentage of total revenues decreased to 7.1% in fiscal 2002 from 7.2% for fiscal 2001 primarily due to a larger revenues base.

     Stock-based compensation. Stock-based compensation was $4.1 million and $3.6 million for fiscal 2001 and 2000, respectively.

     Other income (expense), net. Other income, net increased $5.9 million to $8.9 million for fiscal 2001 from $3.0 million for fiscal 2000 primarily due to an increase in interest income from higher levels of cash available for investment as a result of the receipt of the proceeds from our initial public offering of common stock and concurrent private placement in March 2000.

     Income taxes. During fiscal 2001, we provided for income taxes at an effective rate of approximately 14% of income before income taxes. This effective tax rate differs from the statutory rate primarily due to certain nondeductible expenses and the change in the valuation allowance for our deferred tax asset. No provision for income taxes was recorded in fiscal 2000 due to our accumulated net losses.

     Discontinued operations. During fiscal 2001, we settled a dispute relating to the May 1998 sale of Adra Systems, Inc., our legacy design and manufacturing software business, and recognized a gain of $0.5 million, representing the difference between the amount we originally accrued and the settlement amount.

Liquidity and Capital Resources

     As of June 29, 2002, we had cash and equivalents of $139.6 million, a decrease of $16.7 million from June 30, 2001. Our working capital was $131.6 million and $154.2 million as of June 29, 2002 and June 30, 2001, respectively. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations and cash payments related to our restructuring program and a decrease in accounts receivable resulting from decreased revenues.

     We have a $10.0 million line of credit that bears interest at the bank's prime rate plus 0.5% per annum on any outstanding balances and expires December 28, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States. As of June 29, 2002, we had no borrowings outstanding under this line of credit and $9.6 million available. This line of credit is collateralized by all of our assets and has financial and other covenants. We were in compliance with these financial and other covenants as of June 29, 2002.

     Net cash used in operating activities for fiscal 2002 was $13.8 million resulting from our net loss and an increase in prepaid expenses and other current assets, due to prepayment of software license fees, and a decrease in accrued expenses, offset by an increase in deferred maintenance revenues and a decrease in accounts receivable due to lower revenues. Net cash provided by continuing operations for fiscal 2001 was $10.8 million resulting from our net income and increases in accounts payable, accrued expenses and deferred revenues, offset by increases in accounts receivable due to higher revenues, and prepaid expenses and other current assets due to prepayment of software license fees.

     The net cash used in discontinued operations in fiscal 2001 includes a payment of $0.3 million to settle a dispute relating to the May 1998 sale of Adra Systems, Inc., our legacy design and manufacturing software business.

     Net cash used in investing activities was $6.6 million for fiscal 2002 and reflects our investments in leasehold improvements, computer hardware and software and office furniture and equipment. Net cash used in investing activities was $11.2 million for fiscal 2001 and includes our investments in computer hardware, computer software and other technology, leasehold improvements and office equipment, and a $1.9 million security deposit for our new corporate offices and customer success center, offset in part by the collection of notes receivable from stockholders. We expect that capital expenditures for the next 12 months will be approximately $7.0 million, primarily for the acquisition of computer hardware, computer software and other technology.

     Net cash provided by financing activities was $2.2 million and $4.1 million for fiscal 2002 and fiscal 2001, respectively, and consisted of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

     Our principal source of liquidity is our current cash and cash equivalents and the cash generated from our operations. Our ability to generate cash from operations is dependent upon our ability to generate revenue from licensing our software and providing related services, as well as our ability to manage our operating costs. A decrease in the demand for our software and related services or unanticipated increases in our operating costs would likely have an adverse effect on cash generated from operations. During fiscal 2002, our cash and equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring program. We currently expect to incur losses from operations for fiscal 2003. Accordingly, we expect our liquidity to continue to decrease in fiscal 2003.

     We currently anticipate that our current cash and equivalents and available credit facilities will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund a more rapid expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Commitments and Contractual Obligations

     Our commitments and contractual obligations primarily consist of operating leases for facilities, automobiles and office equipment and product development agreements under which we pay software license fees to third parties for development or assistance in development of certain application and integration software. Our commitments and contractual obligations consisted of the following as of June 29, 2002:

                                                            Fiscal
                                              -----------------------------------
               Commitment                       2003         2004         2005       Thereafter
 ----------------------------------------     ---------    ---------    ---------    ----------
 Leases..................................     $     4.8    $     4.0    $     3.0    $     11.0
 Development agreements..................           1.2           --           --            --
                                              ---------    ---------    ---------    ----------
                                              $     6.0    $     4.0    $     3.0    $     11.0
                                              =========    =========    =========    ==========

Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We will be required to adopt SFAS 144 no later than the fiscal year beginning on June 30, 2002. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We will be required to adopt SFAS 146 for any exit or disposal activities that are initiated after December 31, 2002. We are not required to restate any of the components of the restructuring charges recorded during fiscal 2002 as a result of the issuance of SFAS 146.

Income Taxes

     As of June 29, 2002, we had net operating loss carryforwards in the United States of $106.1 million, which include deductions of approximately $83.7 million related to the exercise of stock options, and research and development tax credit carryforwards in the United States of $0.3 million. These net operating loss and tax credit carryforwards will expire in varying amounts commencing in fiscal 2003 through fiscal 2022, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis could be limited as a result of an ownership change as defined by Section 382 of the Internal Revenue Code. We have completed several financings and believe that we have incurred ownership changes, which we do not believe will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards.

     As of June 29, 2002, we also had net operating loss carryforwards in various countries in which our subsidiaries operate aggregating $26.8 million, which include deductions of approximately $11.9 million related to the exercise of stock options. Certain of these net operating loss carryforwards will expire in varying amounts commencing in fiscal 2003 through fiscal 2007, if not utilized.

     Because of the uncertainty regarding our ability to use our United States and foreign net operating losses and tax credit carryforwards, we have provided a full valuation allowance on these and all other deferred tax assets as of June 29, 2002.

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

     We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

     We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. For fiscal 2002, we incurred a net loss of approximately $28.7 million, and in fiscal 2000, we incurred a net loss of approximately $6.5 million. As of June 29, 2002, we had an accumulated deficit of approximately $58.7 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented a restructuring program in October 2001 to better align our operations and cost structure with market conditions, this program may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

     The Weak Worldwide Economic Conditions and Computer Software Market May Result in Decreased Revenues and Operating Losses

     The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. Because our sales are primarily to major corporations, our business also depends on general economic and business conditions. A softening of demand for computer software and services caused by the current weak global economy may result in decreased revenues and operating losses. In this weak economy, we may not be able to effectively promote future growth in our software and services revenues, achieve the revenue levels expected by investors and securities analysts in any given period or achieve profitability.

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

     In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

     o changes in demand for our products and services, including seasonal differences;

     o    changes in the mix of our software licensing and services revenues;

     o    changes in the mix of domestic and international revenues;

     o variability in the mix of professional services performed by us and systems integrators;

     o the amount of royalty payments due to third-parties on our application and integration software products; and

     o the amount of training we provide to systems integrators and alliance partners related to our products and their implementation.

     For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. If a shortfall in revenues occurs, the market price of our common stock may decline significantly.

     Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in Revenues

     Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our software as a significant and strategic decision. As a result, customers generally evaluate our software products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to nine months based on the customer's need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The license of our software products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer's evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the customer places an order with us. Customers may also initially purchase a limited number of licenses before expanding their implementations. Larger customers may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

     We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

     Although we license our software to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our software throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized, delayed to another quarter or significantly reduced, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results and prevent us from achieving the revenue levels expected by investors and securities analysts in any given period.

     If Our Existing Customers Do Not License Additional Software Products From Us, We May Not Achieve Growth in Our Revenues

     Our customers' initial implementations of our software often include a limited number of licenses. Customers may subsequently add licenses as they expand the implementations of our products throughout their enterprises or add software applications designed for specific functions. Therefore, it is important that our customers are satisfied with their initial product implementations. If we do not increase licenses to existing customers, we may not be able to achieve growth in our revenues.

     Our Future Success Is Uncertain Because We Have Significantly Changed Our Product Line

     We shipped the first application within our Value Chain Portfolio of applications in October 2000, and we recently began to offer three targeted PLM solutions. Our strategy is to develop new applications for use in product lifecycle management and to combine them with our eMatrix product collaboration platform, MatrixOne AEF and enterprise interoperability products to create PLM solutions. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, license and marketing of our application software and PLM solutions, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

     We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

     We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our application and integration products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our integration and application products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

     The Market for Our PLM Software Is Newly Emerging and Rapidly Changing and Demand for PLM Software May Not Evolve and Could Decline

     The market for PLM software is rapidly changing. We cannot be certain that this market will continue to develop and grow or that companies will choose to use our products rather than attempting to develop alternative platforms and applications internally or through other sources. If we fail to establish a significant base of customer references, our ability to market and license our products successfully may be reduced. Companies that have already invested substantial resources in other methods of sharing information during the design, manufacturing and supply process may be reluctant to adopt new technology or infrastructures that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and selling efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our software products is subject to a high level of uncertainty.

     If We Are Not Successful in Developing New Products and Services that Keep Pace with Technology, Our Operating Results Will Suffer

     The market for our software is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to:

     o develop, in a timely manner, new software products and services that keep pace with developments in technology;

     o    meet evolving customer requirements; and

     o enhance our current product and service offerings and deliver those products and services through appropriate distribution channels.

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

     Due to the Weak Global Economy, our Customers May Experience Financial Difficulties and May Represent a Credit Risk

     Due to the weak global economy and the uncertainty relating to the prospects for near-term global economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us. If our customers, especially those with limited operating histories and limited access to capital, experience financial difficulties or fail to experience commercial success, we may have difficulty collecting our accounts receivable.

     We Will Not Succeed Unless We Can Compete in Our Markets

     The markets in which we offer our software and services are intensely competitive and rapidly changing. Furthermore, we expect competition to intensify, given the newly emerging nature of the market for PLM software and consolidation in the software industry in general. We will not succeed if we cannot compete effectively in these markets. Competitors vary in size and in the scope and breadth of the products and services they offer. Many of our actual or potential competitors have significant advantages over us, including, without limitation:

     o    larger and more established selling and marketing capabilities;

     o significantly greater financial and engineering personnel and other resources;

     o    greater name recognition and a larger installed base of customers; and

     o well-established relationships with our existing and potential customers, systems integrators, complementary technology vendors and alliance partners.

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

     As competition in the PLM software market intensifies, new solutions will come to market. Our competitors may package their products in a manner that may discourage customers from licensing our software. Also, current and potential competitors may establish cooperative relationships among themselves or with third parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business and operating results.

     Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators and Complementary Technology Vendors

     We pursue business alliances with systems integrators and complementary technology vendors to endorse our software, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license our products to our alliance partners' installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these systems integrators and complementary technology vendors who, as a result, may be more likely to recommend our competitors' products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators and complementary technology vendors and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators and complementary technology vendors, which could significantly harm our operating results.

     Our International Operations and Planned Expansion Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

     Our operations outside North America accounted for approximately 33.9%, 26.9% and 38.5% of our total revenues for fiscal 2002, 2001 and 2000, respectively. Export sales from the United States accounted for approximately 3.5%, 3.9% and 9.6% of our total revenues for fiscal 2002, 2001 and 2000, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

     o difficulties relating to the management, administration and staffing of a globally-dispersed business;

     o longer sales cycles associated with educating foreign customers on the benefits of our products and services;

     o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     o difficulties in providing customer support for our products in multiple time zones;

     o    currency fluctuations and exchange rates;

     o    limitations on repatriation of earnings of our foreign operations;

     o    the burdens of complying with a wide variety of foreign laws;

     o reductions in business activity during the summer months in Europe and certain other parts of the world;

     o    multiple and possibly overlapping tax structures;

     o negative tax consequences such as withholding taxes and employer payroll taxes;

     o    language barriers;

     o    the need to consider numerous international product characteristics;

     o    different accounting practices;

     o    import/export duties and tariffs, quotas and controls;

     o    complex and inflexible employment laws;

     o    economic or political instability in some international markets; and

     o    conflicting international business practices.

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

     Future Acquisitions May Negatively Affect Our Ongoing Business Operations and Our Operating Results

     We may expand our operations or market presence by acquiring or investing in complementary businesses, products or technologies that complement our business, increase our market coverage, enhance our technical capabilities or otherwise offer opportunities for growth. These transactions create risks such as:

     o difficulty assimilating the operations, technology, products and personnel we acquire;

     o    disruption of our ongoing business;

     o    diversion of management's attention from other business concerns;

     o one-time charges and expenses associated with amortization of purchased intangible assets; and

     o    potential dilution to our stockholders.

     Our inability to address these risks could negatively impact our operating results. Moreover, any future acquisitions, even if successfully completed, may not generate any additional revenues or provide any benefit to our business.

     We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licensing Our Products

     We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain application and integration products from third parties. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

     We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels

     We will need to expand our direct and indirect global sales operations in order to increase market awareness and acceptance of our software and generate increased revenues. We market and license our products directly through our sales organization and indirectly through our global alliance partner and distributor network. Our ability to increase our global direct sales organization will depend on our ability to recruit, train and retain sales personnel with advanced sales skills and technical knowledge. Competition for qualified sales personnel is intense in our industry. In addition, it may take up to nine months for a new sales person to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired sales personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, we may have difficulty licensing our products, and we may experience a shortfall in anticipated revenues.

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

     Our Products May Contain Defects that Could Harm Our Reputation, Be Costly to Correct, Delay Revenues and Expose Us to Litigation

     Despite testing by us, our alliance partners and our customers, errors may be found in our products after commencement of commercial shipments. We and our customers have from time to time discovered errors in our software products. In the future, there may be additional errors and defects in our software. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our products could result in loss of or delay in market acceptance of our products and damage to our reputation and our ability to convince commercial users of the benefits of our products. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Since our products are used by customers for mission-critical applications, errors, defects or other performance problems could also result in financial or other damages to our customers, who could assert warranty and other claims for substantial damages against us. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such provisions may not be effective or enforceable under the laws of certain jurisdictions. In addition, our insurance policies may not adequately limit our exposure with respect to such claims. A product liability claim, even if unsuccessful, would be costly and time-consuming to defend and could harm our business.

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

     Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

     Currently, we rely on a combination of trademarks, copyrights and common law safeguards, including trade secret protection to protect our intellectual property rights. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and abroad and have other trademark and patent applications pending or in preparation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

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

     Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

     The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2002, our stock price has fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. During fiscal 2001, our stock price fluctuated between a low bid price of $6.75 per share and a high bid price of $49.00 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

     o    variations in our quarterly operating results;

     o changes in financial estimates and recommendations by securities analysts;

     o    changes in market valuations of software companies;

     o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o loss of a major customer or failure to complete significant business transactions;

     o    additions or departures of key personnel;

     o sales of a substantial number of shares of our common stock in the public market by existing shareholders;

     o    sales of common stock or other securities by us in the future; and

     o    news relating to trends in our markets.

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

     Anti-Takeover Provisions in Our Organizational Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

     Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions may also prevent changes in our management. These provisions include, without limitation:

     o    authorizing the issuance of undesignated preferred stock;

     o providing for a classified board of directors with staggered, three-year terms;

     o requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

     o    limiting the persons who may call special meetings of stockholders;

     o    prohibiting stockholder action by written consent; and

     o establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     Certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

     We have international offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands. At June 29, 2002 and June 30, 2001, approximately 27.8% and 18.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 33.9%, 26.9% and 38.5% of our total revenues for fiscal 2002, 2001 and 2000, respectively, were from our operations outside North America. In addition, approximately 23.7%, 24.8% and 25.4% of our expenses for fiscal 2002, 2001 and 2000, respectively, were from our operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

     We use forward contracts to reduce our exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies held until such receivables are collected and payables are disbursed. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net.

     We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At June 29, 2002, we had two forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

                                                                             Notional            Fair Market
                                         Maturity         Notional           Exchange            Value as of
    Currency            Position           Date            Amount              Rate             June 29, 2002
------------------     ------------    -------------    --------------    ----------------    ------------------
Euro                   Purchase          7/17/02          4,709,940              1.131           $4,650,124
Euro                   Sell              7/17/02          4,709,940              1.061           $4,650,124

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

     We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At June 29, 2002, we had $113.4 million, $0.6 million, $13.7 million and $2.6 million invested in the United States, Canada, Continental Europe and England, respectively. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and the related notes thereto of MatrixOne, Inc. and the Report of Independent Auditors and Report of Independent Public Accountants thereon are filed as a part of this Annual Report on Form 10-K:

                                                                          Page
                                                                          ----

     Report of Independent Auditors .....................................  46

     Report of Independent Public Accountants ...........................  47

     Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001 ..  48

     Consolidated Statements of Operations for the years ended
     June 29, 2002, June 30, 2001 and July 1, 2000 ......................  49

     Consolidated Statements of Redeemable Convertible Preferred Stock
     and Stockholders' Equity (Deficit) for the years ended
     June 29, 2002, June 30, 2001 and July 1, 2000 ......................  50

     Consolidated Statements of Cash Flows for the years ended June 29,
     2002, June 30, 2001 and July 1, 2000 ...............................  51

     Notes to Consolidated Financial Statements .........................  52

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MatrixOne, Inc.:

     We have audited the accompanying consolidated balance sheet of MatrixOne, Inc. as of June 29, 2002 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the year ended June 29, 2002. Our audit also included the financial statement schedule for the year ended June 29, 2002 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of MatrixOne, Inc. as of June 30, 2001 and July 1, 2000 and for the two years ended June 29, 2001 were audited by other auditors who have ceased operations and whose report dated July 26, 2001 expressed an unqualified opinion on those statements

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MatrixOne, Inc. at June 29, 2002 and the results of its operations and its cash flows for the year ended June 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements takes as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
July 26, 2002, except for Note 11,
as to which the date is September 9, 2002

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of MatrixOne, Inc. as of June 30, 2001 and July 1, 2000 and the years then ended included in the Annual Report on Form 10-K of MatrixOne, Inc. for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended June 29, 2002. The consolidated balance sheet as of July 1, 2000 and the consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the year ended July 3, 1999 related to this audit report have not been included in the financial statements in this Annual Report on Form 10-K for the fiscal year ended June 29, 2002. See
Exhibit 23.2 included in this Annual Report on Form 10-K for further discussion.

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

                                                         /s/ Arthur Andersen LLP

Boston, Massachusetts
July 26, 2001

                                 MATRIXONE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                  June 29,        June 30,
                                                                                    2002            2001
                                                                                 ----------      ---------
                                        ASSETS
CURRENT ASSETS:
  Cash and equivalents ........................................................  $ 139,642        $156,349
  Accounts receivable, less allowance for doubtful accounts of $2,371
    and $1,387 ................................................................     35,794          42,619
  Prepaid expenses and other current assets ...................................      8,039           3,535
                                                                                 ---------       ---------
      Total current assets ....................................................    183,475         202,503
PROPERTY AND EQUIPMENT, NET ...................................................     14,784          12,291
OTHER ASSETS ..................................................................      2,689           2,832
                                                                                 ---------       ---------
                                                                                 $ 200,948        $217,626
                                                                                 =========       =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ............................................................  $  10,583       $   9,966
  Accrued expenses ............................................................     20,663          21,125
  Deferred revenue ............................................................     20,612          17,219
                                                                                 ---------       ---------
      Total current liabilities ...............................................     51,858          48,310
                                                                                 ---------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000 shares authorized, 0 shares
     issued and outstanding ...................................................         --              --
  Common stock, $0.01 par value; 100,000 shares authorized; 47,030
     and 45,194 shares issued and outstanding .................................        470             452
  Additional paid-in capital ..................................................    210,788         209,065
  Deferred stock-based consideration ..........................................     (3,898)         (8,297)
  Accumulated deficit .........................................................    (58,685)        (29,980)
  Accumulated other comprehensive income (loss) ...............................        415          (1,924)
                                                                                 ---------       ---------
      Total stockholders' equity ..............................................    149,090         169,316
                                                                                 ---------       ---------
                                                                                 $ 200,948       $ 217,626
                                                                                 =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MATRIXONE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                         Year Ended
                                                                            ---------------------------------------
                                                                              June 29,      June 30,      July 1,
                                                                                2002          2001          2000
                                                                            -----------   -----------   -----------
REVENUES:
   Software license .....................................................     $  47,443     $  84,290     $  40,977
   Service ..............................................................        74,020        61,100        35,474
                                                                            -----------   -----------   -----------
      Total revenues ....................................................       121,463       145,390        76,451
                                                                            -----------   -----------   -----------
COST OF REVENUES:
   Software license .....................................................         5,927         8,212         4,424
   Service(1) ...........................................................        54,478        45,737        28,123
                                                                            -----------   -----------   -----------
      Total cost of revenues ............................................        60,405        53,949        32,547
                                                                            -----------   -----------   -----------
      Gross profit ......................................................        61,058        91,441        43,904
                                                                            -----------   -----------   -----------
OPERATING EXPENSES:
   Selling and marketing(1) .............................................        48,166        56,273        35,765
   Research and development(1) ..........................................        25,374        19,749         8,553
   General and administrative(1) ........................................        12,814        10,406         5,487
   Stock-based compensation(1) ..........................................         3,910         4,142         3,593
   Restructuring charges ................................................         2,812            --            --
                                                                            -----------   -----------   -----------
      Total operating expenses ..........................................        93,076        90,570        53,398
                                                                            -----------   -----------   -----------
      Income (loss) from operations .....................................       (32,018)          871        (9,494)
                                                                            -----------   -----------   -----------
OTHER INCOME (EXPENSE):
   Interest income ......................................................         3,557         9,120         3,180
   Interest expense .....................................................            --            --           (46)
   Other income (expense), net ..........................................          (244)         (180)          (93)
                                                                            -----------   -----------   -----------
      Total other income ................................................         3,313         8,940         3,041
                                                                            -----------   -----------   -----------
      Income (loss) from continuing operations before income taxes ......       (28,705)        9,811        (6,453)
PROVISION FOR INCOME TAXES ..............................................            --        (1,465)           --
                                                                            -----------   -----------   -----------
      Income (loss) from continuing operations ..........................       (28,705)        8,346        (6,453)
GAIN ON SALE OF DISCONTINUED OPERATIONS .................................            --           500            --
                                                                            -----------   -----------   -----------
NET INCOME (LOSS) .......................................................     $ (28,705)    $   8,846     $  (6,453)
                                                                            ===========   ===========   ===========

BASIC NET INCOME (LOSS) PER SHARE:
   Continuing operations ................................................     $   (0.62)    $    0.19     $   (0.36)
   Discontinued operations ..............................................            --          0.01            --
                                                                            -----------   -----------   -----------
   Net income (loss) ....................................................     $   (0.62)    $    0.20     $   (0.36)
                                                                            ===========   ===========   ===========
   Shares used in computing basic net income (loss) per share ...........        46,147        43,543        17,966
                                                                            ===========   ===========   ===========
DILUTED NET INCOME (LOSS) PER SHARE:
   Continuing operations ................................................     $   (0.62)    $    0.17     $   (0.36)
   Discontinued operations ..............................................            --          0.01            --
                                                                            -----------   -----------   -----------
   Net income (loss) ....................................................     $   (0.62)    $    0.18     $   (0.36)
                                                                            ===========   ===========   ===========
   Shares used in computing diluted net income (loss) per share .........        46,147        50,357        17,966
                                                                            ===========   ===========   ===========
-------------------------------------------------------------------------------------------------------------------
(1)  The following summarizes the allocation of stock-based compensation:
     Cost of service revenues ...........................................     $     968     $     999     $     816
     Selling and marketing ..............................................         1,136         1,263         1,154
     Research and development ...........................................           789           801           708
     General and administrative .........................................         1,017         1,079           915
                                                                            -----------   -----------   -----------
        Total stock-based compensation ..................................     $   3,910     $   4,142     $   3,593
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

                                 MatrixOne, Inc.

      Consolidated Statements of Redeemable Convertible Preferred Stock and
                         Stockholders' Equity (Deficit)
                                 (In thousands)

                                                         Redeemable
                                                         Convertible              Preferred
                                                       Preferred Stock              Stock              Common Stock
                                                    ---------------------- ---------------------- ----------------------
                                                       Number                Number                 Number                Additional
                                                         of                    of                     of                   Paid-in
                                                       Shares     Amount     Shares     Amount      Shares      Amount     Capital
                                                    ---------- ----------- ---------- ----------- ----------- ---------- -----------
BALANCE, JULY 3, 1999 ..............................   2,649   $ 17,015      3,393     $ 3,393       5,004     $    50    $ 26,637
Comprehensive loss:
  Foreign currency translation adjustments .........      --         --         --          --          --          --          --
  Net loss .........................................      --         --         --          --          --          --          --
Comprehensive loss .................................
Stock option exercises .............................      --         --         --          --       1,767          17         841
Conversion of preferred stock into common stock ....  (2,649)   (17,015)    (3,393)     (3,393)     26,763         268      20,140
Issuance of common stock, net of offering cost of
  $11,987 ..........................................      --         --         --          --       6,200          62     142,163
Cashless exercise of warrant .......................      --         --         --          --         168           2          (2)
Issuance of common stock in exchange for notes
  receivable .......................................      --         --         --          --       2,076          21         895
Repayment of notes receivable ......................      --         --         --          --          --          --          --
Deemed fair value of warrant issued to a customer ..      --         --         --          --          --          --       1,788
Amortization of warrant to reduce revenues .........      --         --         --          --          --          --          --
Deferred stock-based compensation ..................      --         --         --          --          --          --      13,574
Stock-based compensation ...........................      --         --         --          --          --          --          --
Reversal of stock-based compensation from stock
  option cancellations .............................      --         --         --          --          --          --        (692)
                                                    ---------- ----------- ---------- ----------- ----------- ---------- -----------
BALANCE, JULY 1, 2000 ..............................      --         --         --          --      41,978         420     205,344
Comprehensive income:
  Foreign currency translation adjustments .........      --         --         --          --          --          --          --
  Net income .......................................      --         --         --          --          --          --          --
Comprehensive income ...............................
Stock option exercises .............................      --         --         --          --       3,141          31       2,341
Purchases under employee stock purchase plan .......      --         --         --          --          75           1       1,688
Repayment of notes receivable ......................      --         --         --          --          --          --          --
Amortization of warrant to reduce revenues .........      --         --         --          --          --          --          --
Stock-based compensation ...........................      --         --         --          --          --          --
Reversal of stock-based compensation from stock
  option cancellations .............................      --         --         --          --          --          --        (308)
                                                    ---------- ----------- ---------- ----------- ----------- ---------- -----------
BALANCE, JUNE 30, 2001 .............................      --         --         --          --       45,194        452     209,065
Comprehensive loss:
  Foreign currency translation adjustments .........      --         --         --          --          --          --          --
  Net loss .........................................      --         --         --          --          --          --          --
Comprehensive loss .................................
Stock option exercises .............................      --         --         --          --       1,607          16       1,149
Purchases under employee stock purchase plan .......      --         --         --          --         229           2       1,063
Stock-based compensation ...........................      --         --         --          --          --          --          --
Reversal of stock-based compensation from stock
  option cancellations .............................      --         --         --          --          --          --        (489)
                                                    ---------- ----------- ---------- ----------- ----------- ---------- -----------
BALANCE, JUNE 29, 2002 .............................      --   $     --         --     $    --       47,030    $   470    $210,788
                                                    ========== =========== ========== =========== =========== ========== ===========
                                                       Notes                                               Accumulated     Total
                                                     Receivable     Deferred                                  Other    Stockholders'
                                                        from      Stock-Based  Accumulated  Comprehensive Stockholders'    Equity
                                                     Stockholder Consideration   Deficit    Income (Loss) Income (Loss)   (Deficit)
                                                     ----------- ------------- ------------ ------------- ------------- -----------
BALANCE, JULY 3, 1999 .............................. $  (117)      $ (3,458)     $(32,373)                  $    (174)    $  (6,042)
Comprehensive loss:
  Foreign currency translation adjustments .........      --             --            --     $     (345)        (345)         (345)
  Net loss .........................................      --             --        (6,453)        (6,453)          --        (6,453)
                                                                                             -----------
Comprehensive loss .................................                                          $  ( 6,798)
                                                                                             ===========
Stock option exercises .............................      --             --            --                          --           858
Conversion of preferred stock into common stock ....      --             --            --                          --        17,015
Issuance of common stock, net of offering cost of
  $11,987 ..........................................      --             --            --                          --       142,225
Cashless exercise of warrant .......................      --             --            --                          --            --
Issuance of common stock in exchange for notes
  receivable .......................................    (916)            --            --                          --            --
Repayment of notes receivable ......................     295             --            --                          --           295
Deemed fair value of warrant issued to a customer ..      --         (1,788)           --                          --            --
Amortization of warrant to reduce revenues .........      --            447            --                          --           447
Deferred stock-based compensation ..................      --        (13,574)           --                          --            --
Stock-based compensation ...........................      --          3,593            --                          --         3,593
Reversal of stock-based compensation from stock
  option cancellations .............................      --            692            --                          --            --
                                                     ----------- ------------- ------------               ------------- -----------
BALANCE, JULY 1, 2000 ..............................    (738)       (14,088)      (38,826)                       (519)      151,593
Comprehensive income:
  Foreign currency translation adjustments .........      --             --            --     $  (1,405)       (1,405)       (1,405)
  Net income .......................................      --             --         8,846         8,846            --         8,846
                                                                                            -------------
Comprehensive income ...............................                                          $   7,441
                                                                                            =============
Stock option exercises .............................      --             --            --                          --         2,372
Purchases under employee stock purchase plan .......      --             --            --                          --         1,689
Repayment of notes receivable ......................     738             --            --                          --           738
Amortization of warrant to reduce revenues .........      --          1,341            --                          --         1,341
Stock-based compensation ...........................      --          4,142            --                          --         4,142
Reversal of stock-based compensation from stock
  option cancellations .............................      --            308            --                          --            --
                                                     ----------- ------------- ------------               ------------- -----------
BALANCE, JUNE 30, 2001 .............................      --         (8,297)      (29,980)                     (1,924)      169,316
Comprehensive loss:
  Foreign currency translation adjustments .........      --             --            --     $   2,339         2,339         2,339
  Net loss .........................................      --             --       (28,705)      (28,705)           --       (28,705)
                                                                                            -------------
Comprehensive loss .................................                                          $ (26,366)
                                                                                            =============
Stock option exercises .............................      --             --            --                          --         1,165
Purchases under employee stock purchase plan .......      --             --            --                          --         1,065
Stock-based compensation ...........................      --          3,910            --                          --         3,910
Reversal of stock-based compensation from stock
  option cancellations .............................      --            489            --                          --            --
                                                     ----------- ------------- ------------               ------------- -----------
BALANCE, JUNE 29, 2002 ............................. $    --       $ (3,898)     $(58,685)                  $     415     $ 149,090
                                                     =========== ============= ============               ============= ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MATRIXONE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended
                                                                               --------------------------------------
                                                                                June 29,      June 30,        July 1,
                                                                                  2002          2001           2000
                                                                               ---------     ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................... $ (28,705)    $   8,846        $(6,453)
   Gain on sale of discontinued operations ...................................        --          (500)            --
                                                                               ---------     ---------       --------
   Net income (loss) from continuing operations ..............................   (28,705)        8,346         (6,453)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation ..........................................................     4,513         2,207          1,454
       Stock-based consideration .............................................     3,910         5,483          4,040
       Provision for doubtful accounts .......................................     1,351           667            404
       Changes in assets and liabilities:
         Accounts receivable .................................................     7,279       (22,639)        (7,336)
         Prepaid expenses and other current assets ...........................    (4,226)         (994)        (3,783)
         Accounts payable ....................................................       382         3,217          2,050
         Accrued expenses ....................................................    (1,256)        7,763          9,300
         Deferred revenue ....................................................     2,916         6,735          7,081
                                                                               ---------     ---------       --------
            Net cash provided by (used in) continuing operations .............   (13,836)       10,785          6,757
                                                                               ---------     ---------       --------
            Net cash used in discontinued operations .........................        --          (292)          (340)
                                                                               ---------     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .......................................    (6,820)      (10,017)        (3,139)
   Other assets ..............................................................       171        (1,958)          (898)
   Collection of notes receivable ............................................        --           738            295
                                                                               ---------     ---------       --------
            Net cash used in investing activities ............................    (6,649)      (11,237)        (3,742)
                                                                               ---------     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from lines of credit .............................................        --            --          2,263
   Repayments of lines of credit .............................................        --            --         (5,313)
   Proceeds from issuance of common stock, net ...............................        --            --        142,225
   Proceeds from stock option exercises ......................................     1,165         2,372            858
   Proceeds from purchases of common stock under employee stock purchase
     plan ....................................................................     1,065         1,689             --
                                                                               ---------     ---------       --------
            Net cash provided by financing activities ........................     2,230         4,061        140,033
                                                                               ---------     ---------       --------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS .............................     1,548          (423)          (289)
                                                                               ---------     ---------       --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..............................   (16,707)        2,894        142,419
CASH AND EQUIVALENTS, BEGINNING OF YEAR ......................................   156,349       153,455         11,036
                                                                               ---------     ---------       --------
CASH AND EQUIVALENTS, END OF YEAR ............................................ $ 139,642     $ 156,349       $153,455
                                                                               =========     =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest .................................................... $      --     $      --       $     46
                                                                               =========     =========       ========
   Cash paid for income taxes ................................................ $     409     $     289       $     --
                                                                               =========     =========       ========
NON-CASH FINANCING ACTIVITY:
   Issuance of common stock in exchange for notes receivable from
     stockholders ............................................................ $      --     $      --       $    916
                                                                               =========     =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 MATRIXONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1: Description of the Company and Summary of Significant Accounting
Policies

Description of the Company

     MatrixOne, Inc. (the "Company") is a provider of collaborative product lifecycle management ("PLM") solutions that enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively developing, building, and managing products. The Company licenses its software both directly to end users and through a network of domestic and international distributors. The Company generates its revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company has its headquarters in the United States ("U.S."), with offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands and throughout the U.S.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, valuation of prepaid software license fees, useful lives of property and equipment, valuation of deferred tax assets and professional services warranty.

Basis of Presentation and Principles of Consolidation

     The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30th. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

     The functional currency of each subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' equity (deficit) is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive loss. During fiscal 2002, 2001 and 2000, realized and unrealized foreign currency transaction gains (losses) aggregated $150, $225 and ($93), respectively, and were included in other income (expense), net.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Derivative Financial Instruments

     The Company uses forward contracts to reduce its exposure to foreign currency risk and variability in operating results due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and accounts payable denominated in foreign currencies (primarily European and Asian currencies) until such receivables are collected and payables are disbursed. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These foreign currency forward exchange contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. The Company does not designate its forward contracts as hedges and, accordingly, unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes and only enters into contracts with highly rated financial institutions.

     At June 29, 2002, the Company had two forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

                                                                             Notional            Fair Market
                                         Maturity         Notional           Exchange            Value as of
    Currency            Position           Date            Amount              Rate             June 29, 2002
------------------     ------------    -------------    --------------    ----------------    ------------------
Euro                   Purchase          7/17/02          4,709,940              1.131           $4,650,124
Euro                   Sell              7/17/02          4,709,940              1.061           $4,650,124

Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders' equity (deficit), except stockholders' investments and distributions and deferred stock-based consideration.

Revenue Recognition

     The Company generates revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be an element in a multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element using the residual method.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

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

     The Company recognizes revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through third-parties are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

     Service revenues include professional services, training, maintenance and customer support fees and reimbursements received for out-of-pocket expenses incurred. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized on a percentage-of-completion basis. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. Customers generally reimburse the Company for the majority of its out-of-pocket expenses incurred during the course of a project. The Company does not mark-up or add additional fees to the actual out-of-pocket expenses incurred. Training revenues are recognized as the services are provided.

     Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support fee is included with a software license fee, the Company allocates a portion of the software license fee to maintenance and customer support fees based on the renewal rate of maintenance and customer support fees.

Cash Equivalents

     The Company considers all time deposits and short-term investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company's cash equivalents are primarily comprised of diversified U.S. and international money market mutual funds, which are reported at cost, and U.S. Treasury and agency securities and commercial paper registered and traded in the U.S., which are reported at amortized cost. The reported value of the Company's cash equivalents approximates market value.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents. The book values of these financial instruments approximated their respective fair values as of each balance sheet presented due to their short-term maturities.

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

     One customer represented approximately 11.3% of the Company's total revenues during fiscal 2001 and approximately 10.7% of the Company's accounts receivable at June 30, 2001. No one customer accounted for more than 10% of the Company's total revenues during fiscal 2002 or fiscal 2000 or more than 10% of the Company's accounts receivable at June 29, 2002.

Prepaid Software License Fees

     Prepaid software license fees are paid to third-party software developers under contractual arrangements for technology integrated into certain of our application and integration products. Amortization of prepaid license fees commences when the software is available for general release. The Company amortizes prepaid license fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally three years. The Company regularly reviews the valuation of each prepaid software license fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. Prepaid software license fees aggregated $4,336 and $525 at June 29, 2002 and June 30, 2001, respectively, and were included in prepaid expenses and other current assets.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Property and Equipment

     Property and equipment are recorded at cost. Internal and external costs incurred to develop, implement and install computer software for internal use are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (computer equipment and software, two to five years; furniture and fixtures, five to 10 years; office equipment, three to five years; leasehold improvements, shorter of useful life or remaining lease term). Maintenance and repair expenditures are charged to operations when incurred, and additions and improvements are capitalized. The Company reviews its property and equipment whenever events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of these assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2002 and 2001, net losses on disposals and impairment of property and equipment were $309 and $293, respectively, and were included in other income (expense), net.

Professional Services Warranty

     The Company records an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services and the related liability is included in accrued liabilities.

Shipping and Handling Costs

     The Company records shipping and handling costs related to the distribution of its software as cost of software license revenues.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expenses were approximately $308, $270 and $11 for fiscal 2002, 2001 and 2000, respectively.

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

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

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

Recently Adopted Accounting Pronouncements

     During fiscal 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", and reclassified such amounts in the financial statements for all periods presented. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company had historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. Reimbursements received for out-of-pocket expenses incurred were $3,238, $3,246 and $1,740 for fiscal 2002, 2001 and 2000, respectively.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on June 30, 2002. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company will be required to adopt SFAS 146 for any exit or disposal activities that are initiated after December 31, 2002. The Company is not required to restate any of the components of the restructuring charges recorded during fiscal 2002 as a result of the issuance of SFAS 146.

Note 2:  Details of Financial Statement Components

                                                            As of
                                                ----------------------------
                                                 June 29,          June 30,
                                                   2002              2001
                                                ----------        ----------
CASH AND EQUIVALENTS:
     Cash ...................................   $    9,378        $    5,950
     U.S. Treasury and agency securities ....       71,706            78,155
     Money market mutual funds ..............       58,558            37,393
     Commercial paper .......................           --            34,851
                                                ----------        ----------
                                                $  139,642        $  156,349
                                                ==========        ==========
PROPERTY AND EQUIPMENT, NET:
     Computer equipment and software ........   $   12,486        $   12,849
     Furniture and fixtures .................        3,373             1,976
     Leasehold improvements .................        5,020             1,923
     Office equipment .......................        1,317               836
                                                ----------        ----------
                                                    22,196            17,584
     Accumulated depreciation ...............       (7,412)           (5,293)
                                                ----------        ----------
                                                $   14,784        $   12,291
                                                ==========        ==========
ACCRUED EXPENSES:
     Compensation ...........................   $   12,902        $   13,356
     Royalties ..............................        2,566             1,985
     Taxes ..................................        2,265             3,239
     Other ..................................        2,251             2,545
     Restructuring ..........................          679                --
                                                ----------        ----------
                                                $   20,663        $   21,125
                                                ==========        ==========

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Note 3.  Restructuring Charges

     As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, in October 2001 the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

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

     As a result of the restructuring program, the Company recorded a restructuring charge of $3,202 in October 2001. The restructuring charge consisted of costs related to the following statement of operations classifications:

      Cost of service revenues .................     $      625
      Selling and marketing ....................          2,279
      Research and development .................            168
      General and administrative ...............            130
                                                     ----------
                                                     $    3,202
                                                     ==========

     During the three months ended June 29, 2002, the Company recorded a $390 adjustment to the restructuring charge as a result of the settlement of certain employee severance, lease and other contractual arrangements.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     The significant components of the restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of June 29, 2002 are as follows:

                                                   Employee
                                                   Severance
                                                     and        Facilities
                                                    Fringe          and          Contract
                                                   Benefits       Leases       Terminations      Total
                                                  ----------    ----------     ------------    ----------
Restructuring charges ........................    $    2,466      $    514     $        222    $    3,202
Non-cash adjustments .........................           (85)         (184)            (121)         (390)
                                                  ----------    ----------     ------------    ----------
Adjusted restructuring charges ...............         2,381           330              101         2,812
Cash payments ................................        (1,726)         (306)            (101)       (2,133)
                                                  ----------    ----------     ------------    ----------
Remaining accrual as of June 29, 2002 ........    $      655      $     24     $         --    $      679
                                                  ==========    ==========     ============    ==========

     The restructuring program was substantially completed during fiscal 2002. The remaining cash payments are expected to be paid through January 31, 2003.

Note 4: Discontinued Operations

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

Note 5: Income Taxes

     The following is the geographic pretax income (loss):

                                        Year Ended
                        ------------------------------------------
                          June 29,       June 30,        July 1,
                            2002           2001           2000
                        -----------    -----------    -----------
United States .......   $   (20,929)   $    15,825    $    (2,237)
Foreign .............        (7,776)        (5,514)        (4,216)
                        -----------    -----------    -----------
                        $   (28,705)   $    10,311    $    (6,453)
                        ===========    ===========    ===========

     During fiscal 2001, the provision for income taxes of $1,465 primarily consisted of current U.S. federal and state taxes and minimum taxes due in certain foreign countries. No provision for income taxes was recorded in fiscal 2002 and fiscal 2000 due to reported net losses.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     At June 29, 2002, the Company had available U.S. federal and state net operating loss ("NOL") carryforwards of approximately $106,062 and approximately $274 of available U.S. federal and state tax credits to reduce future U.S. income taxes. These NOLs include deductions of approximately $83,685 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. The NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2003 through fiscal 2022, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

     At June 29, 2002, the Company also had NOLs in certain foreign countries aggregating approximately $26,812 that are also subject to certain limitations. These NOLs include deductions of approximately $11,919 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2003 through fiscal 2007, if not utilized.

     The Company has recorded a valuation allowance against its deferred tax asset due to the fact it is more likely than not that the deferred tax asset will not be realized. Management regularly evaluates the realizability of its deferred tax assets and may adjust the valuation allowance based on such analysis.

The components of the deferred tax asset are as follows:

                                                       As of
                                            ----------------------------
                                              June 29,         June 30,
                                                2002             2001
                                            -----------      -----------
Net operating loss carryforwards ..........  $   37,910      $    25,970
Deferred revenue ..........................       2,275              743
Accrued liabilities. ......................       1,258            2,139
Allowance for doubtful accounts ...........         803              442
Depreciation ..............................         514              (44)
Stock compensation ........................         391              414
Tax credits. ..............................         274              281
Other .....................................         462               --
                                            -----------      -----------
    Total deferred tax assets .............      43,887           29,945
Valuation allowance .......................     (43,887)         (29,945)
                                            -----------      -----------
    Net deferred tax asset ................  $       --      $        --
                                            ===========      ===========

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     The reconciliation between the statutory federal income tax rate and the Company's effective tax rate is as follows:

                                                         Year Ended
                                             ---------------------------------
                                             June 29,     June 30,     July 1,
                                               2002         2001        2000
                                             -------      -------     --------
U.S. federal statutory rate ................   (35.0)%       35.0%       (35.0)%
State tax, net of federal tax benefit ......    (2.3)         6.0         (6.0)
Foreign tax rate differential ..............    (3.9)          --           --
Nondeductible stock compensation expense ...     3.3          7.0           --
Other nondeductible expenses ...............     1.4          1.5           --
Provision for valuation allowance ..........    36.5        (35.3)        41.0
                                             -------      -------     --------
                                                  --%        14.2%          --%
                                             =======      =======     ========

Note 6: Line of Credit and Debt

     On December 29, 2001, the Company amended its line of credit to increase the maximum borrowing amount from $7.0 million to $10.0 million and to remove certain provisions that reduced the maximum borrowing amount. The line of credit bears interest at the bank's prime rate (4.75% at June 29, 2002) plus 0.5% per annum on any outstanding balances and expires December 28, 2002. Borrowings under the line of credit are limited to 80% of eligible accounts receivable from customers in the United States. As of June 29, 2002, there were no borrowings outstanding under the line of credit and $9.6 million available. The line of credit is collateralized by all of the Company's assets and has financial and other covenants. The Company was in compliance with these financial and other covenants as of June 29, 2002.

Note 7: Commitments and Contingencies

Commitments

     The Company leases its facilities, automobiles and certain office equipment under various operating leases that expire through fiscal 2010. Certain of the facility leases require the Company to pay its proportionate share of building expenses and provide the Company with the option to renew its lease for an extended period. Aggregate rental expense under operating leases was approximately $5,293, $4,020 and $2,123 for fiscal 2002, 2001 and 2000, respectively.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     Future minimum lease commitments, by fiscal year, as of June 29, 2002 are as follows:

                                              Autos and
      Fiscal Year          Facilities          Equipment            Total
----------------------   ------------         -----------         ------------
2003 .................   $      3,971         $       812         $     4,783
2004 .................          3,492                 546               4,038
2005 .................          2,773                 240               3,013
2006 .................          2,551                  80               2,631
2007 .................          2,398                  45               2,443
Thereafter ...........          5,852                   3               5,855
                         ------------         -----------         -----------
                         $     21,037         $     1,726         $    22,763
                         ============         ===========         ===========

     In connection with certain product development agreements with third-party software developers for technology integrated into certain application and integration products, the Company is required to pay prepaid software license fees. Prepaid software license fees due under these contracts aggregated $1,175 at June 29, 2002 and will be paid in varying amounts through June 28, 2003.

Contingencies

     On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of its officers, and certain underwriters involved in the Company's initial public offering of common stock ("IPO"). The complaint is allegedly brought on behalf of purchasers of the Company's common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that the Company's prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters' conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The Company, along with the 300-plus other publicly-traded companies that have been named in substantially similar lawsuits, filed a motion to dismiss the complaint on July 15, 2002. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

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

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Note 8:  Redeemable Convertible Preferred Stock

     As of the closing of the Company's IPO, each share of Class G and Class H redeemable convertible preferred stock was converted into 4.275 and 4.5 shares, respectively, of common stock and all the rights, preferences and privileges of the Class G and H redeemable convertible preferred stock terminated.

     As of July 3, 1999, redeemable convertible stock was comprised of the following:

                                                 Shares          Shares           Shares          Redemption
                                               Authorized        Issued         Outstanding          Value
                                             ------------     ------------      ------------      ----------
Class G, $1.00 par value ................           2,000            1,899             1,899      $   11,015
Class H, $1.00 par value ................             750              750               750           6,000
                                             ------------     ------------      ------------      ----------
                                                    2,750            2,649             2,649      $   17,015
                                             ============     ============      ============      ==========

Note 9:  Stockholders' Equity (Deficit)

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

     On December 9, 1999, the Board approved, effective upon the closing of the IPO, a change in the total number of shares which the Company is authorized to issue to 105,000 shares, of which 100,000 shares are common stock and 5,000 shares are preferred stock. As of June 29, 2002, 24,675 shares of common stock had been authorized for issuance pursuant to the exercise of stock options and other stock rights.

     On February 1, 2000, the Company entered into software license and maintenance agreements and a professional services agreement with a customer. In connection with these agreements, a party related to this customer agreed to purchase 450 shares of common stock in a private placement. The sale price was the IPO price less underwriters' discounts and commissions, or $23.25 per share. The sale occurred contemporaneously with the Company's IPO. The proceeds from the private placement were $10,462.

     On March 6, 2000, the Company completed its IPO of 5,750 shares of common stock, which included the exercise of the underwriters' over-allotment option of 750 shares, at $25.00 per share. The proceeds from the IPO were $131,763, after deducting the underwriters' discounts and commissions and offering expenses of $11,987.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Preferred Stock

     As of the closing of the Company's IPO, each share of Class A through Class F convertible preferred stock was converted into 4.5 shares of common stock and all the rights, preferences and privileges of the Class A through Class F convertible preferred stock terminated.

     As of July 3, 1999, convertible preferred stock was comprised of the following:

                                       Shares         Shares        Shares
                                     Authorized       Issued      Outstanding       Amount
                                     ----------     ---------     -----------     ----------
Class A, $1.00 par value .........          615           615             512     $      512
Class B, $1.00 par value .........          492           491             444            444
Class C, $1.00 par value .........        1,195         1,194           1,194          1,194
Class D, $1.00 par value .........          683           680             676            676
Class E, $1.00 par value .........          167           167             167            167
Class F, $1.00 par value .........          400           400             400            400
                                     ----------     ---------     -----------     ----------
                                          3,552         3,547           3,393     $    3,393
                                     ==========     =========     ===========     ==========

Notes Receivable from Stockholders

     In connection with the exercise of stock options during fiscal 2000 and 1999, the Company issued 2,076 and 342 shares of common stock, respectively, in exchange for notes receivable from stockholders with principal balances aggregating $916 and $117, respectively. During fiscal 2001 and 2000, the Company received payments of notes receivable aggregating $738 and $295, respectively. Accordingly, these notes receivable were paid in full by the end of fiscal 2001.

Warrants

     In May 1997, the Company issued a warrant, with an exercise price of $0.44, to purchase 169 shares of common stock in conjunction with its line of credit. No value was ascribed to this warrant on the date of issuance since the amount was not material to the Company's consolidated financial statements. In March 2000, the holder of the warrant executed a cashless exercise and received 168 shares of common stock.

     On February 1, 2000, the Company issued the purchaser of the common stock issued in the private placement a warrant to purchase 200 shares of common stock, which became exercisable following the closing of the IPO (March 6, 2000) for a term of 18 months at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant using the Black-Scholes option-pricing model. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders' equity (deficit). This deferred stock-based consideration was amortized through charges to reduce revenues as the elements in the arrangement were delivered. During fiscal 2001 and fiscal 2000, the Company recorded charges to reduce revenues of $1,341 and $447, respectively, related to the warrant. The warrant expired on September 6, 2001.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

2000 Employee Stock Purchase Plan

     In December 1999, the Board adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") to be effective upon the completion of the Company's IPO. The Company has reserved a total of 1,350 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock under the Purchase Plan at 85% of the lesser of the average market price of the Company's common stock on the first or last day of the applicable six month payment period. During fiscal 2002 and fiscal 2001, 229 shares and 75 shares, respectively, of common stock were purchased under the Purchase Plan. No common stock was purchased under the Purchase Plan during fiscal 2000.

Stock Option Plans

     In January 2000, the Board adopted the 1999 Stock Plan (the "1999 Plan") to be effective upon the completion of the Company's IPO. In fiscal 2001, the 1999 Plan was amended to increase the number of shares of common stock issuable over the term of the 1999 Plan from 1,500 to 3,000 shares, and on November 9, 2001, the stockholders of the Company approved an amendment to the 1999 Plan to increase the number of shares of common stock issuable pursuant to the 1999 Plan from 3,000 to 6,000. The 1999 Plan provides for the granting of incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. Options may be granted at not less than the fair market value of the Company's common stock on the date of grant, as determined by the Board.

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

     Options granted under the 1999, 1996 and 1987 Plans generally vest over four years and expire no later than ten years from the date of the grant. There were 1,996 shares available for future grant under the 1999 and 1996 Plans as of June 29, 2002.

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     The following is a summary of the status of the Company's stock options as of June 29, 2002, June 30, 2001 and July 1, 2000 and the stock option activity for all stock option plans during the years ending on those dates:

                                       June 29, 2002                 June 30, 2001                 July 1, 2000
                                ---------------------------   ---------------------------  ---------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                      Average                       Average
                                                Exercise                      Exercise                     Exercise
                                   Shares         Price          Shares        Price          Shares         Price
                                ------------   ------------   -----------   -------------  ------------   ------------
   OUTSTANDING:
     Beginning balance .......         9,248    $      8.60        10,318     $     1.67        11,742    $      0.45
        Granted ..............         3,706    $     11.02         2,370     $    28.60         2,802    $      5.07
        Exercised ............        (1,607)   $      0.73        (3,141)    $     0.76        (3,843)   $      0.46
        Canceled .............        (1,068)   $     12.98          (299)    $    10.39          (383)   $      1.04
                                 -----------    -----------   -----------     ----------   -----------    -----------
     Ending balance ..........        10,279    $     10.25         9,248     $     8.60        10,318    $      1.67
                                 ===========    ===========   ===========     ==========   ===========    ===========
   EXERCISABLE ...............         4,986    $      6.63         4,025     $     3.43         4,377    $      0.66
                                 ===========    ===========   ===========     ==========   ===========    ===========

     Information regarding options outstanding as of June 29, 2002 is as follows:

                                         Options Outstanding                    Options Exercisable
                         ----------------------------------------------     --------------------------
                                            Weighted
                                            Average          Weighted                       Weighted
                                            Remaining         Average                       Average
     Range of                              Contractual       Exercise                       Exercise
  Exercise Price             Shares       Life (Years)         Price          Shares          Price
-----------------------------------      -------------      -----------     ---------      -----------
$   0.33 - $ 0.44 .....       3,122               5.55      $      0.44         2,864      $      0.44
$   1.11 - $ 1.11 .....       1,022               7.07      $      1.11           569      $      1.11
$   3.33 - $ 8.00 .....       1,152               8.78      $      6.62           286      $      6.45
$   8.02 - $12.86 .....       1,140               9.35      $     10.21           173      $      9.67
$  12.95 - $12.97 .....       1,269               9.11      $     12.97           245      $     12.97
$  13.00 - $17.27 .....         939               8.51      $     14.17           208      $     14.22
$  17.49 - $29.56 .....         443               8.21      $     23.38           139      $     23.36
$  30.19 - $36.50 .....       1,125               8.10      $     36.00           475      $     36.06
$  36.88 - $69.50 .....          67               7.55      $     43.90            27      $     43.44
                         ----------      -------------      -----------     ---------      -----------
                             10,279               7.60      $     10.25         4,986      $      6.63
                         ==========      =============      ===========     =========      ===========

     In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $13,574 and $4,080 in fiscal 2000 and fiscal 1999, respectively. Deferred stock-based compensation represents the difference between the option price and the deemed fair value of the Company's common stock on the date of grant and is reported as stock-based consideration, a component of stockholders' equity (deficit). Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $3,910, $4,142 and $3,593 for fiscal 2002, 2001 and 2000, respectively.

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

     The fair value of options granted in fiscal 2002, 2001 and 2000 have been determined using the Black-Scholes option pricing model. The assumptions used are as follows:

                                                                               Year Ended
                                                              -----------------------------------------------
                                                                June 29,         June 30,           July 1,
                                                                  2002             2001              2000
                                                              ------------     ------------      ------------
Risk-free interest rate ............................          3.53 - 4.54%     4.54 - 6.23%      5.80 - 6.50%
Expected dividend yield ............................                  None             None              None
Expected lives .....................................               4 years          4 years           5 years
Expected volatility (0% before January 1, 2000) ....                  110%             100%               85%

     The weighted average fair value of options granted in fiscal 2002, 2001 and 2000 were $8.03, $20.80 and $7.44 per share, respectively.

     Had compensation expense for stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company's pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                                                               Year Ended
                                                              -----------------------------------------------
                                                                June 29,         June 30,           July 1,
                                                                  2002             2001              2000
                                                              ------------     ------------      ------------
NET INCOME (LOSS):
     As reported .......................................      $ (28,705)       $   8,846         $  (6,453)
     Pro forma .........................................      $ (45,862)       $  (1,418)        $  (7,500)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     As reported:
        Basic net income (loss) per share ..............      $   (0.62)       $    0.20         $   (0.36)
        Diluted net income (loss) per share ............      $   (0.62)       $    0.18         $   (0.36)
     Pro forma:
        Basic net income (loss) per share ..............      $   (0.99)       $   (0.03)        $   (0.42)
        Diluted net income (loss) per share ............      $   (0.99)       $   (0.03)        $   (0.42)

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

Note 10:  Employee Benefit Plans

     Eligible employees of the Company's U.S. operations may elect to participate in the Company's 401(k) plan. The Company does not make contributions to the 401(k) plan. Employees of certain of the Company's subsidiaries are provided with savings plans to which the Company and the employee contribute. The Company's contributions to these plans aggregated $195 in fiscal 2002 but were not material in fiscal 2001 or 2000.

Note 11:  Related Party Transactions

     During fiscal 2002, the Company issued the Chief Executive Officer of the Company a note receivable of $114 to satisfy tax obligations incurred upon the exercise of stock options by certain trusts related to the Chief Executive Officer. The note receivable was issued with full recourse to the Chief Executive Officer and is collateralized by the personal assets of the Chief Executive Officer. The note receivable bears interest at 4.75% per annum and matures on December 15, 2002. As of June 29, 2002, the outstanding balance of the note receivable was $117 and was included in prepaid expenses and other current assets. The note receivable was paid in full on September 9, 2002.

Note 12:  Segment and Geographic Information

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company's decision-making group, its executive management team, views the Company's operations and manages its business principally as one segment with two offerings: PLM software and related services. The executive management team evaluates these offerings based on their respective gross margins. Therefore, the financial information presented in these financial statements represents all the material financial information related to the Company's principal operating segment.

     Revenues and property and equipment by significant geographic region are as follows:

                                                                               Year Ended
                                                             -----------------------------------------------
                                                               June 29,         June 30,            July 1,
                                                                 2002             2001               2000
                                                             -----------       -----------       -----------
REVENUES:
    North America ........................................   $    80,292       $   106,285       $    46,986
                                                             -----------       -----------       -----------
    Japan ................................................        11,851            10,422             4,870
    Germany ..............................................         7,746             8,161             9,519
    The Netherlands ......................................         7,365             5,339             2,989
    France ...............................................         4,302             5,887             6,202
    Asia/Pacific (excluding Japan) .......................           476               628                --
    Europe (excluding the Netherlands, Germany and
      France) ............................................         9,431             8,668             5,885
                                                             -----------       -----------       -----------
       Total international ...............................        41,171            39,105            29,465
                                                             -----------       -----------       -----------
                                                             $   121,463       $   145,390       $    76,451
                                                             ===========       ===========       ===========

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     The Company reports revenue in the geographic region of the customer at the time of the license. However, the customer may deploy licenses in other geographic regions.

                                                                                      As of
                                                                         --------------------------------
                                                                           June 29,             June 30,
                                                                             2002                 2001
                                                                         ------------         -----------
PROPERTY AND EQUIPMENT, NET:
    North America ...................................................    $    13,267          $    10,710
                                                                         -----------          -----------
    Japan ...........................................................            305                  310
    Germany .........................................................            203                  237
    The Netherlands .................................................            276                  272
    France ..........................................................            264                  267
    Asia/Pacific (excluding Japan) ..................................             78                   47
    Europe (excluding the Netherlands, Germany and France) ..........            391                  448
                                                                         -----------          -----------
       Total international ..........................................          1,517                1,581
                                                                         -----------          -----------
                                                                         $    14,784          $    12,291
                                                                         ===========          ===========

Note 13:  Net Income (Loss) Per Share

     The calculation of basic and diluted net income (loss) per share is as follows:

                                                                                      Year Ended
                                                                    ----------------------------------------------
                                                                       June 29,        June 30,        July 1,
                                                                        2002             2001            2000
                                                                    --------------   -------------   -------------
NET INCOME (LOSS):
   Income (loss) from continuing operations ........................  $  (28,705)      $    8,346      $   (6,453)
   Gain on sale of discontinued operations .........................          --              500              --
                                                                      ----------       ----------      ----------
   Net income (loss) ...............................................  $  (28,705)      $    8,846      $   (6,453)
                                                                      ==========       ==========      ==========
SHARES USED IN COMPUTING BASIC AND DILUTED NET INCOME (LOSS) PER
   SHARE:
   Weighted average shares outstanding used in computing basic net
     income (loss) per share .......................................      46,147           43,543          17,966
   Dilutive effect of stock options ................................          --            6,814              --
                                                                      ----------       ----------      ----------
   Shares used in computing diluted net income (loss) per share ....      46,147           50,357          17,966
                                                                      ==========       ==========      ==========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
   Basic net income (loss) per share from continuing operations ....  $    (0.62)       $    0.19      $    (0.36)
   Basic net income per share from discontinued operations .........          --             0.01              --
                                                                      ----------       ----------      ----------
   Basic net income (loss) per share ...............................  $    (0.62)       $    0.20      $    (0.36)
                                                                      ==========       ==========      ==========

   Diluted net income (loss) per share from continuing operations ..  $    (0.62)       $    0.17      $    (0.36)
   Diluted net income per share from discontinued operations........          --             0.01              --
                                                                      ----------       ----------      ----------
   Diluted net income (loss) per share .............................  $    (0.62)       $    0.18      $    (0.36)
                                                                      ==========       ==========      ==========

                                 MATRIXONE, INC.

                    (In thousands, except per share amounts)

     Potentially dilutive common stock options and warrants aggregating 10,279, 1,320 and 10,518 for fiscal 2002, 2001 and 2000, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

Note 14:  Quarterly Financial Information (unaudited)

                                                                    Year Ended June 29, 2002
                                      ---------------------------------------------------------------------------------
                                         First            Second            Third            Fourth
                                        Quarter           Quarter          Quarter           Quarter           Total
                                      -----------       ------------     ------------      ------------     -----------
Revenues ...........................  $    24,842       $     32,027     $     32,584      $     32,010     $   121,463
Gross profit .......................  $     9,666       $     16,640     $     17,121      $     17,631     $    61,058
Net loss ...........................  $   (11,912)      $     (9,248)    $     (5,006)     $     (2,539)    $   (28,705)
Basic and diluted net loss
   per share .......................  $     (0.26)      $      (0.20)    $      (0.11)     $      (0.05)    $     (0.62)
Shares used in computing basic and
   diluted net loss per share ......       45,427             45,782           46,462            46,916          46,147

                                                                    Year Ended June 30, 2001
                                     ---------------------------------------------------------------------------------
                                         First            Second            Third            Fourth
                                        Quarter           Quarter          Quarter           Quarter           Total
                                      -----------       ------------     ------------      ------------     -----------
Revenues ...........................  $    28,912       $    34,986      $    39,012       $    42,480      $   145,390
Gross profit .......................  $    18,800       $    22,941      $    24,195       $    25,505      $    91,441
Income from continuing
   operations ......................  $       529       $     2,189      $     2,582       $     3,046      $     8,346
Income from discontinued
   operations ......................  $        --       $        --      $        --       $       500      $       500
Net income .........................  $       529       $     2,189      $     2,582       $     3,546      $     8,846
Basic net income per share from
   continuing operations ...........  $      0.01       $      0.05      $      0.06       $      0.07      $      0.19
Basic net income per share from
   discontinued operations .........  $        --       $        --      $        --       $      0.01      $      0.01
Basic net income per share .........  $      0.01       $      0.05      $      0.06       $      0.08      $      0.20
Diluted net income per share from
   continuing operations ...........  $      0.01       $      0.04      $      0.05       $      0.06      $      0.17
Diluted net income per share from
   discontinued operations .........  $        --       $        --      $        --       $      0.01      $      0.01
Diluted net income per share .......  $      0.01       $      0.04      $      0.05       $      0.07      $      0.18
Shares used in computing basic net
   income per share ................       42,258            43,022           43,982            44,901           43,543
Shares used in computing diluted
   net income per share ............       50,384            50,157           50,360            50,518           50,357


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 19, 2002, we dismissed our independent auditors, Arthur Andersen LLP and engaged Ernst & Young LLP to serve as our independent auditors for our fiscal year ending June 29, 2002. The decision to dismiss Arthur Andersen LLP and engage Ernst & Young LLP was approved by the Audit Committee and our Board of Directors. Arthur Andersen LLP served as our independent auditors from August 1983 to June 19, 2002.

     The reports of Arthur Andersen LLP on our consolidated financial statements for our fiscal years ended July 1, 2000 and June 30, 2001 contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits performed by Arthur Andersen LLP for fiscal 2000 and 2001 and through the date of the dismissal of Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreements in its reports. None of the reportable events described under
Item 304 (a)(1)(v) of Regulation S-K occurred within fiscal 2000 or 2001, nor through the date of the dismissal of Arthur Andersen LLP.

     We have provided a copy of the above disclosures to Arthur Andersen LLP.

     During fiscal 2000 and 2001 and through the date of their appointment as our independent auditors, we did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

PART III

     Anything herein to the contrary notwithstanding, in no event are the sections entitled "Stock Performance Graph", "Compensation Committee Report on Executive Compensation" and "Audit Committee Report" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2002 annual meeting of stockholders.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled "Occupations of Directors and Executive Officers" in MatrixOne's definitive proxy statement (the "Definitive Proxy Statement") for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of MatrixOne, Inc.'s fiscal year ended June 29, 2002.

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

ITEM 14:  CONTROLS AND PROCEDURES

     There have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's most recent evaluation of such controls.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Company are filed as part of this report:
     Report of Independent Auditors
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001 Consolidated Statements of Operations for the years ended June 29, 2002,
          June 30, 2001 and July 1, 2000
     Consolidated Statements of Redeemable Convertible Preferred Stock and
          Stockholders' Equity (Deficit) for the years ended June 29, 2002,
          June 30, 2001 and July 1, 2000
     Consolidated Statements of Cash Flows for the years ended June 29, 2002,
          June 30, 2001 and July 1, 2000
     Notes to Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of MatrixOne, Inc. for each of the years ended June 29, 2002, June 30, 2001 and July 1, 2000 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto of MatrixOne, Inc.

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

         (3) INDEX TO EXHIBITS

  Exhibit No.                               Description
  -----------                               -----------
    3.1(1)       Amended and Restated Certificate of Incorporation
    3.2(1)       Amended and Restated By-laws
    4.1(1)       Specimen certificate representing the common stock
   10.1(1)       Amended and Restated 1987 Stock Option Plan
   10.2(1)       Amended and Restated 1996 Stock Plan
   10.3(1)       1999 Stock Plan
   10.4(2)       Amendment No. 1 to the 1999 Stock Plan
   10.5(1)       2000 Employee Stock Purchase Plan
   10.6(1)       Amended and Restated Registration Rights, Restricted Stock and
                 Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998
   10.7(1)       Amendment No. 1 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 June 26, 1991
   10.8(1)       Amendment No. 2 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 August 19, 1991
   10.9(1)       Amendment No. 3 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 October 1, 1997
   10.10(1)      Amendment No. 4 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 June 17, 1999
   10.11(1)      Amended and Restated Stockholders Agreement by and among the
                 Company and the stockholders listed therein dated as of June
                 17, 1999
   10.12(1)      Office Lease by and between the Company and New Boston
                 Chelmsford Limited Partnership dated March 2, 1994
   10.13(1)      Loan and Security Agreement between the Company and Silicon
                 Valley Bank dated as of December 29, 1998
   10.14(1)(*)   Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999
   10.15(1)      Agreement between the Company and Oracle Corporation dated as of May 22, 1996
   10.16(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of September 28, 1999
   10.17(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of December 28, 1999
   10.18(1)      Common Stock Purchase Agreement between the Company and GE
                 Capital Equity Investments, Inc. dated as of February 1,
                 2000
   10.19(4)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of August 18, 2000
   10.20(5)(*)   Employment Agreement dated November 1, 2000 between the
                 Company and Mark F. O'Connell
   10.21(6)      Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company
   10.22(6)      Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank
   10.23(7)      Office Lease by and between the Company and Crown  Milford LLC dated May 31, 2001
   10.24(8)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of December 29, 2001

   10.25(3)      Amendment No. 2 to the 1999 Stock Plan, as amended
   10.26(3)      Amendment No. 3 to the 1999 Stock Plan, as amended
   10.27(8)      Amendment No. 1 to the Second Amended and Restated 1996 Stock
                 Plan
   10.28(*)      Letter agreement dated December 3, 2001 between the Company and Donald W. Hunt
   10.29(*)      Letter agreement dated June 21, 2002 between the Company and
                 John Fleming
   21.1          Subsidiaries of the Company
   23.1          Consent of Ernst & Young LLP
   23.2          Consent of Arthur Andersen LLP
   24.1          Power of Attorney (see page 78)
   99.1          Certification of Chief Executive Officer
   99.2          Certification of Chief Financial Officer

---------------
     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-92731).
     (2) Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-66458).
     (3) Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8 (File No. 333-81176).
     (4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended July 1, 2000.
     (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
     (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.
     (7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
     (8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2001.
     (*) Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K

          On June 24, 2002, the Company filed a Current Report on Form 8-K disclosing a change in the Company's certifying accountant from Arthur Andersen LLP to Ernst & Young LLP. On June 19, 2002, the Audit Committee and our Board of Directors approved the dismissal of Arthur Andersen LLP as our independent auditors and the engagement of Ernst & Young LLP as our independent auditors.

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

                                      MATRIXONE, INC.
Date:  September 26, 2002

                                      By: /s/ MARK F. O'CONNELL
                                          -----------------------------------
                                          Mark F. O'Connell
                                          President and Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

     The undersigned officers and directors of MatrixOne, Inc. hereby constitute and appoint Mark F. O'Connell and Maurice L. Castonguay, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

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

               Signature                               Title(s)                                 Date
               ---------                               --------                                 ----
    /s/ Mark F. O'Connell                     President, Chief Executive                September 26, 2002
----------------------------------------         Officer and Director
        Mark F. O'Connell                    (principal executive officer)


    /s/ Maurice L. Castonguay                  Chief Financial Officer,                 September 26, 2002
---------------------------------------- Senior Vice President of Finance and
        Maurice L. Castonguay               Administration and Treasurer
                                               (principal financial and
                                                  accounting officer)


    /s/ W. Patrick Decker                              Director                         September 26, 2002
----------------------------------------
        W. Patrick Decker


    /s/ Daniel J. Holland                              Director                         September 26, 2002
----------------------------------------
        Daniel J. Holland


    /s/ James F. Morgan                                Director                         September 26, 2002
----------------------------------------
        James F. Morgan


    /s/ Charles R. Stuckey, Jr.                        Director                         September 26, 2002
----------------------------------------
        Charles R. Stuckey, Jr.

 CERTIFICATIONS

I, Mark F. O'Connell certify that:

     1.   I have reviewed this annual report on Form 10-K of MatrixOne, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002

/s/ Mark F. O'Connell
---------------------
Mark F. O'Connell
President and Chief Executive Officer

I, Maurice L. Castonguay certify that:

     1.   I have reviewed this annual report on Form 10-K of MatrixOne, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002

/s/ Maurice L. Castonguay
-------------------------
Maurice L. Castonguay
Chief Financial Officer, Senior Vice President of Finance
and Administration and Treasurer

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statement schedule of MatrixOne, Inc. as of June 30, 2001 and July 1, 2000 and the years then ended included in the Annual Report on Form 10-K of MatrixOne, Inc. for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year end June 29, 2002. See Exhibit 23.2 for further discussion.

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

Boston, Massachusetts
July 26, 2001

                                                                     Schedule II

                                 MATRIXONE, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                            Balance at     Charged to      Charged to                     Balance at
                                           Beginning of     Costs and         Other                          End
Description                                   Period        Expenses        Accounts      Deductions      of Period
-----------                               --------------- --------------  -------------- --------------  -------------
Allowance for Doubtful
    Accounts:
    June 29, 2002 .....................       $  1,387       $   1,351       $     --      $   (367)        $  2,371
    June 30, 2001 .....................       $    927       $     667       $     --      $   (207)        $  1,387
    July 1, 2000 ......................       $    772       $     404       $     --      $   (249)        $    927
Reserve for Discontinued
    Operations:
    June 30, 2001 .....................       $    792       $      --       $   (500)(1)  $   (292)        $     --
    July 1, 2000 ......................       $    950       $      --       $     --      $   (158)        $    792

-------------

(1) Amounts charged to other accounts represents the gain on the settlement of a dispute relating to the sale of discontinued operations in 1998.

                                  EXHIBIT INDEX

  Exhibit No.                             Description
  -----------                             -----------

    3.1(1)       Amended and Restated Certificate of Incorporation
    3.2(1)       Amended and Restated By-laws
    4.1(1)       Specimen certificate representing the common stock
   10.1(1)       Amended and Restated 1987 Stock Option Plan
   10.2(1)       Amended and Restated 1996 Stock Plan
   10.3(1)       1999 Stock Plan
   10.4(2)       Amendment No. 1 to the 1999 Stock Plan
   10.5(1)       2000 Employee Stock Purchase Plan
   10.6(1)       Amended and Restated Registration Rights, Restricted Stock and
                 Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998
   10.7(1)       Amendment No. 1 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 June 26, 1991
   10.8(1)       Amendment No. 2 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 August 19, 1991
   10.9(1)       Amendment No. 3 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 October 1, 1997
   10.10(1)      Amendment No. 4 to Amended and Restated Registration Rights,
                 Restricted Stock and Stock Option Agreement by and among the
                 Company and certain stockholders of the Company dated as of
                 June 17, 1999
   10.11(1)      Amended and Restated Stockholders Agreement by and among the
                 Company and the stockholders listed therein dated as of June
                 17, 1999
   10.12(1)      Office Lease by and between the Company and New Boston
                 Chelmsford Limited Partnership dated March 2, 1994
   10.13(1)      Loan and Security Agreement between the Company and Silicon
                 Valley Bank dated as of December 29, 1998
   10.14(1)(*)   Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999
   10.15(1)      Agreement between the Company and Oracle Corporation dated as of May 22, 1996
   10.16(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of September 28, 1999
   10.17(1)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of December 28, 1999
   10.18(1)      Common Stock Purchase Agreement between the Company and GE
                 Capital Equity Investments, Inc. dated as of February 1,
                 2000
   10.19(4)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of August 18, 2000
   10.20(5)(*)   Employment Agreement dated November 1, 2000 between the
                 Company and Mark F. O'Connell
   10.21(6)      Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company
   10.22(6)      Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank
   10.23(7)      Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001
   10.24(8)      Loan Modification Agreement between the Company and Silicon
                 Valley Bank dated as of December 29, 2001

   10.25(3)      Amendment No. 2 to the 1999 Stock Plan, as amended
   10.26(3)      Amendment No. 3 to the 1999 Stock Plan, as amended
   10.27(8)      Amendment No. 1 to the Second Amended and Restated 1996 Stock
                 Plan
   10.28(*)      Letter agreement dated December 3, 2001 between the Company and Donald W. Hunt
   10.29(*)      Letter agreement dated June 21, 2002 between the Company and
                 John Fleming
   21.1          Subsidiaries of the Company
   23.1          Consent of Ernst & Young LLP
   23.2          Consent of Arthur Andersen LLP
   24.1          Power of Attorney (see page 78)
   99.1          Certification of Chief Executive Officer
   99.2          Certification of Chief Financial Officer

---------------
     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-92731).
     (2) Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-66458).
     (3) Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8 (File No. 333-81176).
     (4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended July 1, 2000.
     (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
     (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.
     (7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
     (8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2001.
     (*) Indicates a management contract or any compensatory plan, contract or arrangement.