Form 10-K/A
period 2002-06-29
MATRIXONE INC
filed 2002-09-27
CIK 786998

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 29, 2002

                        Commission File Number 000-29309

                           ---------------------------

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

                           ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 23, 2002, there were 47,161,378 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the NASDAQ National Market on September 23, 2002) was approximately $172,231,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2002 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's fiscal year ended June 29, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

           AMENDED FILING OF FORM 10-K TO CORRECT CERTAIN INFORMATION

This Amendment No. 1 is filed for the sole purpose of correcting information relating to the aggregate market value of our Common Stock held by our non-affiliates contained on the cover page of our Annual Report on Form 10-K for the fiscal year ended June 29, 2002, which was filed with the Securities and Exchange Commission on September 26, 2002. Such cover page is replaced in its entirety by the cover page of this Amendment No. 1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MatrixOne, Inc. has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MATRIXONE, INC.
Date:  September 27, 2002

                                        By:  /s/ MARK F. O'CONNELL
                                           -----------------------------
                                           Mark F. O'Connell
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                               Title(s)                                 Date
               ---------                               --------                                 ----

    /s/ Mark F. O'Connell                     President, Chief Executive                 September 27, 2002
----------------------------------------          Officer and Director
        Mark F. O'Connell                     (principal executive officer)



    /s/ Maurice L. Castonguay                  Chief Financial Officer,                  September 27, 2002
----------------------------------------  Senior Vice President of Finance and
        Maurice L. Castonguay                  Administration and Treasurer
                                                 (principal financial and
                                                    accounting officer)


    *                                                  Director                          September 27, 2002
----------------------------------------
        W. Patrick Decker


    *                                                  Director                          September 27, 2002
----------------------------------------
        Daniel J. Holland


    *                                                  Director                          September 27, 2002
----------------------------------------
        James F. Morgan



    *                                                  Director                          September 27, 2002
----------------------------------------
        Charles R. Stuckey, Jr.


                          * By: /s/ Mark F. O'Connell
                                ---------------------------
                                Mark F. O'Connell

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

Date:  September 27, 2002

 /s/ Mark F. O'Connell
----------------------
Mark F. O'Connell
President and Chief Executive Officer




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

Date:  September 27, 2002

 /s/ Maurice L. Castonguay
--------------------------
Maurice L. Castonguay
Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with this Annual Report on Form 10-K of MatrixOne, Inc.
(the "Company") for the fiscal year ended June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark F. O'Connell, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                   /s/  Mark F. O'Connell
                   -------------------------------------
                   Mark F. O'Connell
                   President and Chief Executive Officer

September 27, 2002

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with this Annual Report on Form 10-K of MatrixOne, Inc.
(the "Company") for the fiscal year ended June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Maurice L. Castonguay, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                   /s/  Maurice L. Castonguay
                   --------------------------
                   Maurice L. Castonguay
                   Chief Financial Officer

September 27, 2002