Form 10-Q
period 2002-09-28
MATRIXONE INC
filed 2002-11-08
CIK 786998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

Commission file number 000-29309

MATRIXONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0372301 (I.R.S. Employer Identification No.)

210 Littleton Road
Westford, Massachusetts 01886
(Address, including zip code, of principal executive offices)

(978) 589-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 5, 2002, there were 47,517,704 shares of Common Stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2002

PART I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 28, 2002	June 29, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$136,664	$139,642
Accounts receivable, less allowance for doubtful accounts of $2,512 and $2,371	28,484	35,794
Prepaid expenses and other current assets	7,617	8,039

Total current assets	172,765	183,475
PROPERTY AND EQUIPMENT, NET	14,576	14,784
OTHER ASSETS	2,694	2,689

	$190,035	$200,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,534	$10,583
Accrued expenses	19,899	20,663
Deferred revenues	18,048	20,612

Total current liabilities	46,481	51,858

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 47,168 and 47,030 shares issued and outstanding	472	470
Additional paid-in capital	210,809	210,788
Deferred stock-based consideration	(2,969)	(3,898)
Accumulated deficit	(64,827)	(58,685)
Accumulated other comprehensive income	69	415

Total stockholders’ equity	143,554	149,090

	$190,035	$200,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 28, 2002	September 29, 2001
REVENUES:
Software license	$13,735	$6,898
Service	17,389	17,944

Total revenues	31,124	24,842

COST OF REVENUES:
Software license	1,409	703
Service(1)	13,510	14,473

Total cost of revenues	14,919	15,176

GROSS PROFIT	16,205	9,666

OPERATING EXPENSES:
Selling and marketing(1)	12,477	12,829
Research and development(1)	6,650	6,150
General and administrative(1)	2,855	2,894
Stock-based compensation(1)	864	988

Total operating expenses	22,846	22,861

LOSS FROM OPERATIONS	(6,641)	(13,195)

OTHER INCOME (EXPENSE):
Interest income	614	1,360
Other income (expense), net	(115)	(77)

Total other income (expense)	499	1,283

NET LOSS	$(6,142)	$(11,912)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.26)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	47,075	45,427

(1) The following summarizes the allocation of stock-based compensation:
Cost of service revenues	$215	$248
Selling and marketing	244	286
Research and development	182	199
General and administrative	223	255

Total stock-based compensation	$864	$988

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 28, 2002	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,142)	$(11,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,249	952
Stock-based consideration	864	988
Provision for doubtful accounts	208	148
Changes in assets and liabilities:
Accounts receivable	6,887	12,951
Prepaid expenses and other current assets	404	(1,908)
Accounts payable	(2,038)	(566)
Accrued expenses	(814)	(4,147)
Deferred revenues	(2,643)	(3,739)

Net cash used in operating activities	(2,025)	(7,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,072)	(2,102)
Other assets	(13)	(13)

Net cash used in investing activities	(1,085)	(2,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	87	248

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	45	513

NET DECREASE IN CASH AND EQUIVALENTS	(2,978)	(8,587)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	139,642	156,349

CASH AND EQUIVALENTS, END OF PERIOD	$136,664	$147,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$51	$181

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three month period ended September 28, 2002 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 28, 2003.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, valuation of prepaid software royalty fees, useful lives of property and equipment, valuation of deferred tax assets and professional services warranty.

Concentrations of Credit Risk and Significant Customers

Revenues from one customer were approximately 12.8% of the Company’s total revenues for the three months ended September 28, 2002. Revenues from another customer represented approximately 13.9% of the Company’s total revenues for the three months ended September 29, 2001. Accounts receivable from a third customer represented approximately 11.8% of the Company’s accounts receivable at September 29, 2001. No customer represented more than 10% of the Company’s accounts receivable at September 28, 2002.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 2.    Stockholders’ Equity

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was approximately $864 and $988 for the three months ended September 28, 2002 and September 29, 2001, respectively.

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

The significant components of the restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of September 28, 2002 related to the restructuring charges recorded in October 2001 are as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges	$2,466	$514	$222	$3,202
Non-cash adjustments	(85)	(184)	(121)	(390)

Adjusted restructuring charges	2,381	330	101	2,812
Cash payments	(1,892)	(330)	(101)	(2,323)

Remaining accrual as of September 28, 2002	$489	$—	$—	$489

The restructuring program was substantially completed during fiscal 2002. The remaining cash payments are expected to be paid through January 31, 2003.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 4.    Basic and Diluted Net Loss Per Share

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

Potentially dilutive common stock options and warrants aggregating 11,350 and 10,077 shares for the three months ended September 28, 2002 and September 29, 2001, respectively, have been excluded from the computation of basic and diluted net loss per share because their inclusion would be antidilutive.

Note 5.    Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions and deferred stock-based consideration. The components of comprehensive loss are as follows:

	Three Months Ended
	September 28, 2002	September 29, 2001
Net loss	$(6,142)	$(11,912)
Foreign currency translation adjustments	(346)	1,037

Comprehensive loss	$(6,448)	$(10,875)

Note 6.    Subsequent Events

As a result of reductions in information technology spending around the world and unfavorable global economic conditions, on October 23, 2002 the Company announced a restructuring program to reduce expenses to align its operations and cost structure with current and projected market conditions. This restructuring program primarily consists of a reduction in the number of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

During the quarter ending December 28, 2002, the Company currently expects to record a restructuring charge of approximately $4,000 to $4,500. The Company anticipates finalizing its estimate of the restructuring charge during the quarter ending December 28, 2002 upon completion of certain employee termination agreements and settlement of certain contractual arrangements. In addition, the Company expects to record during the quarter ending December 28, 2002 an asset impairment charge of approximately $500 related to the disposal of assets used by terminated employees and related to certain closed facilities.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 7.    Recently Adopted Accounting Pronouncements

During fiscal 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, and reclassified such amounts in the Company’s condensed consolidated financial statements for all periods presented. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company had historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. Reimbursements received for out-of-pocket expenses incurred were $885 and $1,002 for the three months ended September 28, 2002 and September 29, 2001, respectively.

Note 8.    Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt SFAS 146 for any exit or disposal activities that are initiated after December 31, 2002. The Company is not required to restate any of the components of the restructuring charges recorded during fiscal 2002 or through the six months ending December 28, 2002 as a result of the issuance of SFAS 146.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 18 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

Overview

MatrixOne, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively developing, building, and managing products. Our interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers, and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects within and outside of their enterprises. In addition, our technology enables companies to adapt and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products. Our three major software product groups are the eMatrix® product collaboration platform, the MatrixOne Value Chain Portfolio™ of applications and enterprise interoperability products. These products address three specific business issues:

•	global program management that enables companies to manage product development programs across global teams;

•	collaborative product development that enables companies to share product related information across their organization and value chains; and

•	supplier relationship management that enables companies to accelerate strategic sourcing and integrate supplier management business processes earlier into the product lifecycle.

We offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training, maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands and indirectly through our alliance partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions, and we expect revenues by geographic region to continue to fluctuate each period.

Although we license our software to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. We expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. Revenues from one customer represented approximately 12.8% of our total revenues for the three months ended September 28, 2002, and revenues from another customer represented approximately 13.9% of our total revenues for the three months ended September 29, 2001.

As a result of reductions in information technology spending around the world and unfavorable global economic conditions, in October 2002 we implemented a restructuring program to reduce expenses to align our operations and cost structure with current and projected market conditions. The restructuring program primarily consists of a reduction in the number of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

We currently expect the cost related to this restructuring program to be approximately $4.0 to $4.5 million. In addition, we expect to record an asset impairment charge of approximately $0.5 million related to the disposal of assets used by terminated employees and related to certain closed facilities. We anticipate finalizing our estimate of the restructuring and asset impairment charges during the quarter ended December 28, 2002.

We have incurred significant costs to develop our technology and products, market, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of September 28, 2002, we had an accumulated deficit of approximately $64.8 million. We anticipate that our operating expenses in fiscal 2003 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2003. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2003 and in the future.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments, which we evaluate on an on-going basis, that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit worthiness, customer concentrations, age of the receivable and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could materially differ from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our application and integration products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. A reduction in the license or discontinuation of software for which we have prepaid royalty fees may result in additional charges to cost of software license revenues.

Property and Equipment

We estimate the useful lives of our property and equipment, and we record depreciation on a straight-line basis over the estimated useful lives of our property and equipment. We regularly review our estimate of the useful lives and net book value of our property and equipment in order to determine if events and circumstances, such as changes in technology, product obsolescence and changes in our business, may require a change in the estimated useful lives of our property and equipment or recognition of an impairment loss, both of which would increase our operating expenses.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the estimated amount that is more likely than not to be realized. During our assessment of the valuation allowance, we consider future taxable income and ongoing tax planning strategies on a consolidated basis and in the tax jurisdictions in which we operate. We have recorded a valuation allowance against our deferred tax assets due to the fact it is more likely than not that the deferred tax assets will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis.

Professional Services Warranty

We provide for an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

	Three Months Ended
	September 28, 2002	September 29, 2001
Revenues:
Software license	44.1%	27.8%
Service	55.9	72.2

Total revenues	100.0	100.0

Cost of Revenues:
Software license	4.5	2.8
Service	43.4	58.3

Total cost of revenues	47.9	61.1

Gross Profit	52.1	38.9

Operating Expenses:
Selling and marketing	40.1	51.6
Research and development	21.3	24.8
General and administrative	9.2	11.6
Stock-based compensation	2.8	4.0

Total operating expenses	73.4	92.0

Loss from Operations	(21.3)	(53.1)
Other Income (Expense)	1.6	5.1

Net Loss	(19.7)%	(48.0)%

Comparison of Three Months Ended September 28, 2002 and September 29, 2001

Software license revenues.    We derive our software license revenues principally from licensing our suite of software products including our eMatrix product collaboration platform, Value Chain Portfolio applications and enterprise interoperability products.

Software license revenues increased 99.1% to $13.7 million for the three months ended September 28, 2002 from $6.9 million for the three months ended September 29, 2001. During the three months ended September 29, 2001, our software license revenue was unusually low due to the tragic events of September 11, 2001, which caused a delay in or postponement of software orders. The increase in software license revenue during the three months ended September 28, 2002 was primarily due to three separate software license transactions which were in excess of $1.0 million each. During the three months ended September 29, 2001, we did not record any software license transactions in excess of $1.0 million. During the three months ended September 28, 2002, software license revenue from our Value Chain Portfolio applications increased $5.6 million from the three months ended September 29, 2001 and sequentially increased $2.9 million from the three months ended June 29, 2002. We expect software license revenue from our Value Chain Portfolio applications to continue to increase.

As a result of the continuing weakness in information technology spending and the global economy, during the three months ended September 28, 2002, both the proportion of software licensed to new customers and the number of software transactions recorded decreased from the three months ended September 29, 2001. We currently expect continued weakness in information technology spending and the global economy, which may result in continued decreases in our software license revenues.

Service revenues.    We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of a project. During fiscal 2002, we adopted the provisions of Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”) relating to the accounting for reimbursements received for out-of-pocket expenses incurred and reclassified such amounts in all previous period financial statements. Accordingly, our service revenues include reimbursements for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract.

Service revenues decreased 3.1% to $17.4 million for the three months ended September 28, 2002 from $17.9 million for the three months ended September 29, 2001. The decrease was primarily due to a $1.6 million decrease in professional services revenues as a result of a delay in our ability to recognize professional services revenue from a customer due to the uncertainty of collecting the fees from such customer and a decrease in professional services as a result of fewer software license transactions with new customers due to a general decrease in global information technology spending. The decrease in professional services revenues was largely offset by a $1.4 million increase in maintenance revenues from new and renewed maintenance contracts. In addition, reimbursements received for out-of-pocket expenses decreased $0.1 million due to a decrease in professional services revenues, and training revenues decreased $0.2 million due to a decrease in the number of new customers. Maintenance revenues represented 44.2% and 35.2% of service revenues for the three months ended September 28, 2002 and September 29, 2001, respectively.

Service revenues decreased 3.3% or $0.6 million from the three months ended June 29, 2002 primarily due to lower professional services revenues as a result of fewer software license transactions with new customers due to a general decrease in global information technology spending. Our service revenues may continue to decrease if we do not license software to more new customers and existing customers do not commence new projects.

Cost of software licenses.    Cost of software licenses primarily consists of royalties paid to third parties for certain application and integration products licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third parties on application and integration products and the amount of amortization of prepaid software royalty fees.

Cost of software licenses increased 100.4% to $1.4 million for the three months ended September 28, 2002 from $0.7 million for the three months ended September 29, 2001. The increase in cost of software licenses was primarily due to a $0.4 million and $0.3 million increase in royalties on application and integration software, respectively, as a result of increased licensing of third-party application and integration software and amortization of certain prepaid software royalty fees.

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

Cost of services decreased 6.7% to $13.5 million for the three months ended September 28, 2002 from $14.5 million for the three months ended September 29, 2001 primarily due to a $1.9 million decrease in independent contractor costs, partially offset by a $0.6 million charge related to costs accrued for a non-billable change in project scope on a fixed-price professional services contract.

Gross profit.    Gross profit increased 67.6% to $16.2 million for the three months ended September 28, 2002 from $9.7 million for the three months ended September 29, 2001. Gross profit as a percentage of total revenues, or gross margin, increased to 52.1% for the three months ended September 28, 2002 from 38.9% for the three months ended September 29, 2001. The increase in gross margin was primarily attributable to a significant increase in higher margin software license revenues. Gross margin on software licenses decreased slightly to 89.7% for the three months ended September 28, 2002 from 89.8% for the three months ended September 29, 2001 due to an increase in the relative proportion of third-party software licensed, which is subject to royalties. Additionally, during fiscal 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements received for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross margin. Gross margin on services increased to 22.3% for the three months ended September 28, 2002 from 19.3% for the three months ended September 29, 2001 primarily due to an increase in maintenance revenues.

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

Selling and marketing expenses decreased 2.7% to $12.5 million for the three months ended September 28, 2002 from $12.8 million for the three months ended September 29, 2001 due to a decrease in contractor and recruiting fees and program costs, offset by an increase in commission expense related to higher software license revenues. Selling and marketing expenses as a percentage of total revenues decreased to 40.1% for the three months ended September 28, 2002 from 51.6% for the three months ended September 29, 2001 primarily due to a higher revenues base.

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

Research and development expenses increased 8.1% to $6.7 million for the three months ended September 28, 2002 from $6.2 million for the three months ended September 29, 2001 primarily due to an increase in personnel costs related to the growth in our research and development organization with the goal of further enhancing our existing products and bringing additional products to market. Research and development expenses as a percentage of total revenues decreased to 21.3% for the three months ended September 28, 2002 from 24.8% for the three months ended September 29, 2001 due to a higher revenues base.

General and administrative.    General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

General and administrative expenses were $2.9 million for both the three months ended September 28, 2002 and September 29, 2001. General and administrative expenses as a percentage of total revenues decreased to 9.2% for the three months ended September 28, 2002 from 11.6% for the three months ended September 29, 2001 primarily due to a higher revenues base.

Restructuring Charges

As a result of a reduction in information technology spending around the world and unfavorable global economic conditions, in October 2001 and October 2002 the Company implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. These restructuring programs included a reduction in the number of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

The significant components of the restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of September 28, 2002 related to the restructuring charges recorded in October 2001 are as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
	(In millions)
Restructuring charges	$2.5	$0.5	$0.2	$3.2
Non-cash adjustments	(0.1)	(0.2)	(0.1)	(0.4)

Adjusted restructuring charges	2.4	0.3	0.1	2.8
Cash payments	(1.9)	(0.3)	(0.1)	(2.3)

Remaining accrual as of September 28, 2002	$0.5	$—	$—	$0.5

The October 2001 restructuring program was substantially completed during fiscal 2002. The remaining cash payments are expected to be paid through January 31, 2003.

The costs related to the October 2002 restructuring program are currently expected to be approximately $4.0 to $4.5 million. In addition, we expect to record an asset impairment charge of approximately $0.5 million related to the disposal of assets used by terminated employees and related to certain closed facilities. We anticipate finalizing our estimate of the restructuring and asset impairment charges during the three months ending December 28, 2002 upon completion of certain employee termination agreements and settlement of certain contractual arrangements.

Stock-based compensation.    Stock-based compensation relates to the issuance of stock options to employees with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant and is reported as deferred stock-based consideration, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $0.9 million and $1.0 million for the three months ended September 28, 2002 and September 29, 2001, respectively. We presently expect to record stock-based compensation of $3.2 million and $0.6 million in fiscal 2003 and 2004, respectively.

Other income (expense).    Other income (expense) fluctuates based on the amount of interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

Other income decreased 61.1% to $0.5 million for the three months ended September 28, 2002 from $1.3 million for the three months ended September 29, 2001. The decrease in other income was primarily due to a $0.7 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes.    No provision for income taxes was recorded for both the three months ended September 28, 2002 and September 29, 2001 due to our accumulated net losses.

Liquidity and Capital Resources

As of September 28, 2002, we had cash and equivalents of $136.7 million, a decrease of $3.0 million from June 29, 2002. Our working capital was $126.3 million and $131.6 million as of September 28, 2002 and June 29, 2002, respectively. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations and a decrease in accounts receivable as a result of a decrease in sequential quarterly revenues and a reduction in the days of revenue in accounts receivable.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances and expires December 28, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable from customers in the United States. As of September 28, 2002, we had no borrowings outstanding under this line of credit and $6.9 million available. This line of credit is collateralized by all of our assets and has financial and other covenants. We were in compliance with these financial and other covenants as of September 28, 2002.

Net cash used in operating activities for the three months ended September 28, 2002 was $2.0 million resulting from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to a reduction in days of revenue in accounts receivable and slightly lower revenues. Net cash used in operating activities was $7.2 million for the three months ended September 29, 2001 primarily resulting from our net loss and decreases in accrued expenses and deferred revenues and an increase in prepaid expenses and other current assets due to payment of prepaid software royalty fees.

Net cash used in investing activities was $1.1 million and $2.1 million for the three months ended September 28, 2002 and September 29, 2001, respectively, and reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $3.0 million, primarily for the acquisition of computer hardware and software.

Net cash provided by financing activities was $87,000 and $0.2 million for the three months ended September 28, 2002 and September 29, 2001, respectively, and consists of the proceeds from stock option exercises.

Our principal source of liquidity is our current cash and cash equivalents. Our ability to generate cash from operations is dependent upon our ability to generate revenue from licensing our software and providing related services, as well as our ability to manage our operating costs. A decrease in the demand for our software and related services or unanticipated increases in our operating costs would likely have an adverse effect on cash generated from operations. During fiscal 2002 and the three months ended September 28, 2002, our cash and equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring program. We currently expect to incur losses from operations for fiscal 2003 and to record an additional restructuring charge of approximately $4.0 to $4.5 million during the three months ending December 28, 2002. Accordingly, we expect our liquidity to continue to decrease through fiscal 2003.

We currently anticipate that our current cash and equivalents and available credit facility will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund an expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund an expansion of our business, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Commitments and Contractual Obligations

Our commitments and contractual obligations primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third parties for development or assistance in development of certain application and integration software, and contractual arrangements made pursuant to our restructuring programs. Our commitments and contractual obligations consisted of the following as of September 28, 2002:

	Fiscal Year
	2003	2004	2005	Thereafter
	(In millions)
Leases	$3.7	$4.2	$3.2	$11.2
Development agreements	1.2	—	—	—
October 2001 restructuring program	0.5	—	—	—

	$5.4	$4.2	$3.2	$11.2

We currently expect payments related to our October 2002 restructuring program of approximately $4.0 to $4.5 million to be made in varying amounts through fiscal 2004.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We will be required to adopt SFAS 146 for any exit or disposal activities that are initiated after December 31, 2002. We are not required to restate any of the components of the restructuring charges recorded during fiscal 2002 or through the six months ending December 28, 2002 as a result of the issuance of SFAS 146.

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

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $6.1 million for the three months ended September 28, 2002 and $28.7 million for fiscal 2002. As of September 28, 2002, we had an accumulated deficit of approximately $64.8 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs in October 2001 and October 2002 to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

The Weak Computer Software Market and Worldwide Economic Conditions May Result in Decreased Revenues and Operating Losses

The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. A continued softening of demand for computer software and services caused by the current weak global economy may result in decreased revenues and operating losses. In this weakeconomy, we may not be able to effectively maintain existing levels of software and service revenues, promote future growth in our software and services revenues or achieve profitability.

Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Securities Analysts or Investors, Our Stock Price Could Decline

Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. Any disruption in our ability to conduct our business which occurs, especially in the third month of a quarter as was the case in the first quarter of fiscal 2002 due to the events of September 11, 2001, will likely have a material adverse effect on our operating results for that quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a shortfall in revenues in a particular quarter would have an adverse effect on our operating results for that quarter.

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software licensing and services revenues;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators;

•	the amount of royalty payments due to third-parties on our application and integration software products; and

•	the amount of training we provide to systems integrators and alliance partners related to our products and their implementation.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. If a shortfall in revenues occurs, the market price of our common stock may decline significantly.

Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in Revenues

Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our software as a significant and strategic decision. As a result, customers generally evaluate our software products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to nine months based on the customer’s need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The license of our software products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the customer places an order with us. Customers may also initially purchase a limited number of licenses before expanding their implementations. Larger customers may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

Although we license our software to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. Revenues from one customer represented approximately 12.8% of our total revenues for the three months ended September 28, 2002, and revenues from another customer represented approximately 13.9% of the Company’s total revenues for the three months ended September 29, 2001. We expect that revenues from large orders will continue to represent a large percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our software throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized, delayed to another quarter or significantly reduced, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

If Our Existing Customers Do Not License Additional Software Products From Us, We May Not Achieve Growth in Our Revenues

Our customers’ initial implementations of our software often include a limited number of licenses. Customers may subsequently add licenses as they expand the implementations of our products throughout their enterprises or add software applications designed for specific functions. Therefore, it is important that our customers are satisfied with their initial product implementations. If we do not increase licenses to existing customers, we may not be able to achieve growth in our revenues.

Our Restructuring Programs May Not Achieve Our Desired Results and We May Therefore Continue to Incur Operating Losses

We implemented restructuring programs in October 2001 and October 2002. The primary objectives of our restructuring programs have been to reduce our operating expenses in order to align our operations and cost structure with market conditions. These programs included reductions in our workforce, reductions in the use of independent contractors, closure of certain facilities and termination of certain contracts. These workforce reductions could impact the productivity of our remaining employees, including those directly responsible for sales and services, which may negatively affect our future revenues. In addition, the failure to retain and effectively manage our remaining employees could increase our costs and negatively affect our sales and services operations and our ability to attain revenue goals. Failure to achieve the desired results of our restructuring programs could result in continued operating losses.

Our Services Revenues and Operating Results May Be Adversely Affected if We Are Not Able to Maintain the Billing and Utilization Rates for Our Professional Services Personnel

The billing rates we charge for our professional services and the utilization, or chargeability, of our professional services personnel are significant components of our services revenues, gross margin and operating results. Our billing rates are affected by a number of factors, including the introduction of new services or products by our competitors, the pricing policies of our competitors, demand for professional services and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, our ability to transition employees from completed projects to new engagements and our ability to forecast demand of our professional services and thereby maintain an appropriate headcount. Many of the above factors are beyond our control. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization for our professional services personnel, our service revenues and gross margin are likely to decline, which would adversely affect our operating results.

Our Future Success Is Uncertain Because We Have Significantly Changed Our Product Line

We shipped the first application within our Value Chain Portfolio of applications in October 2000, and we recently began to offer three targeted PLM solutions. Our strategy is to develop new applications for use in product lifecycle management and to combine them with our eMatrix product collaboration platform, MatrixOne Application Exchange Framework and enterprise interoperability products to create PLM solutions. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, license and marketing of our application software and PLM solutions, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

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

If We Are Not Successful in Developing New Products and Services that Keep Pace with Technology, Our Operating Results Will Suffer

The market for our software is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to:

•	develop, in a timely manner, new software products and services that keep pace with developments in technology;

•	meet evolving customer requirements; and

•	enhance our current product and service offerings and deliver those products and services through appropriate distribution channels.

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

Due to the Weak Global Economy, our Customers May Experience Financial Difficulties and May Represent a Credit Risk

Due to the weak global economy and the uncertainty relating to the prospects for near-term global economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us. If our customers, especially those with limited operating histories and limited access to capital, experience financial difficulties or fail to experience commercial success, we may have difficulty collecting our accounts receivable and be required to record additional allowances for doubtful accounts, which will increase our operating expenses.

We Will Not Succeed Unless We Can Compete in Our Markets

The markets in which we offer our software and services are intensely competitive and rapidly changing. Furthermore, we expect competition to intensify, given the newly emerging nature of the market for PLM software and consolidation in the software industry in general. We will not succeed if we cannot compete effectively in these markets. Competitors vary in size and in the scope and breadth of the products and services they offer. Many of our actual or potential competitors have significant advantages over us, including, without limitation:

•	larger and more established selling and marketing capabilities;

•	significantly greater financial and engineering personnel and other resources;

•	greater name recognition and a larger installed base of customers; and

•	well-established relationships with our existing and potential customers, systems integrators, complementary technology vendors and alliance partners.

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

Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators and Complementary Technology Vendors

We pursue business alliances with systems integrators and complementary technology vendors to endorse our software, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license our products to our alliance partners’ installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these systems integrators and complementary technology vendors who, as a result, may be more likely to recommend our competitors’ products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators and complementary technology vendors and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators and complementary technology vendors, which could significantly harm our operating results.

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our operations outside North America accounted for approximately 30.0% of our total revenues for the three months ended September 28, 2002 and 33.9% and 26.9% of our total revenues for fiscal 2002 and 2001, respectively. Export sales from the United States accounted for approximately 16.4% of our total revenues for the three months ended September 28, 2002 and 3.5% and 3.9% of our total revenues for fiscal 2002 and 2001, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

•	difficulties relating to the management, administration and staffing of a globally-dispersed business;

•	longer sales cycles associated with educating foreign customers on the benefits of our products and services;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in providing customer support for our products in multiple time zones;

•	currency fluctuations and exchange rates;

•	limitations on repatriation of earnings of our foreign operations;

•	the burdens of complying with a wide variety of foreign laws;

•	reductions in business activity during the summer months in Europe and certain other parts of the world;

•	multiple and possibly overlapping tax structures;

•	negative tax consequences such as withholding taxes and employer payroll taxes;

•	language barriers;

•	the need to consider numerous international product characteristics;

•	different accounting practices;

•	import/export duties and tariffs, quotas and controls;

•	complex and inflexible employment laws;

•	economic or political instability in some international markets; and

•	conflicting international business practices.

We believe that expansion into new international markets will be necessary for our future success. Therefore, a key aspect of our strategy is to continue to expand our presence in foreign markets. We may not succeed in our efforts to enter new international markets. If we fail to do so, we may not be able to maintain existing levels of revenues and promote growth in our revenues. This international expansion may be more difficult or time-consuming than we anticipate. It is also costly to establish and maintain international facilities and operations and promote our products internationally. Thus, if revenues from international activities do not offset the expenses of establishing and maintaining foreign operations, our operating results will suffer.

Future Acquisitions May Negatively Affect Our Ongoing Business Operations and Our Operating Results

We may expand our operations or market presence by acquiring or investing in complementary businesses, products or technologies that complement our business, increase our market coverage, enhance our technical capabilities or otherwise offer opportunities for growth. These transactions create risks such as:

•	difficulty assimilating the operations, technology, products and personnel we acquire;

•	disruption of our ongoing business;

•	diversion of management’s attention from other business concerns;

•	one-time charges and expenses associated with amortization of purchased intangible assets; and

•	potential dilution to our stockholders.

Our inability to address these risks could negatively impact our operating results. Moreover, any future acquisitions, even if successfully completed, may not generate any additional revenues or provide any benefit to our business.

We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain integration products from third parties. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

If Systems Integrators Are Not Available or Fail to Perform Adequately, Our Customers May Suffer Implementation Delays and a Lower Quality of Customer Service, and We May Incur Increased Expenses

Systems integrators often are retained by our customers to implement our products. If experienced systems integrators are not available to implement our products, we will be required to provide these services internally, and we may not have sufficient resources to meet our customers’ implementation needs on a timely basis. Use of our professional services personnel to implement our products would also increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. If these systems integrators do not perform to the satisfaction of our customers, our customers could become dissatisfied with our products, which could adversely affect our business and operating results.

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

We Depend on Our Key Personnel to Manage Our Business Effectively, and if We Are Unable to Retain Key Personnel, Our Ability to Compete Could Be Harmed

Our ability to implement our business strategy and our future success depends largely on the continued services of our executive officers and other key engineering, sales, marketing and support personnel who have critical industry or customer experience and relationships. None of our key personnel, other than Mark F. O’Connell, our President and Chief Executive Officer, is bound by an employment agreement. We do not have key-man life insurance on any of our employees. The loss of the technical knowledge and management and industry expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could materially and adversely affect our operating results. In addition, our future performance depends upon our ability to attract and retain highly qualified sales, engineering, marketing, services and managerial personnel, and there is intense competition for such personnel. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

We have been unable to fund our operations using cash generated from our business operations and have financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund an expansion of our operations, to enhance our products and services, or to acquire or invest in complementary products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

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

Our Business May be Adversely Affected by Securities Class Action Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The Company, along with the three hundred plus other publicly-traded companies that have been named in substantially similar lawsuits, filed a motion to dismiss the complaint on July 15, 2002. The Court heard oral argument on this motion on November 1, 2002. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Even if successfully defended, this lawsuit could result in significant expense to us and the diversion of our management and technical resources, which may have a material adverse effect on our operating results.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the three months ended September 28, 2002, our stock price fluctuated between a low bid price of $3.26 per share and a high bid price of $7.36 per share. During fiscal 2002, our stock price fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

•	variations in our quarterly operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of software companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant business transactions;

•	additions or departures of key personnel;

•	the threat of additional litigation by current or former employees, customers, and shareholders;

•	sales of a substantial number of shares of our common stock in the public market by existing shareholders;

•	sales of common stock or other securities by us in the future; and

•	news relating to trends in our markets.

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

Anti-Takeover Provisions in Our Organizational Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions may also prevent changes in our management. These provisions include, without limitation:

•	authorizing the issuance of undesignated preferred stock;

•	providing for a classified board of directors with staggered, three-year terms;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands. At September 28, 2002 and June 29, 2002, approximately 28.9% and 27.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 30.0% of our total revenues for the three months ended September 28, 2002 and 33.9% and 26.9% of our total revenues for fiscal 2002 and 2001, respectively, were from our operations outside North America. In addition, approximately 27.0% of our expenses for the three months ended September 28, 2002 and 23.7% and 24.8% of our expenses for fiscal 2002 and 2001, respectively, were from our operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At September 28, 2002, there were no outstanding forward contracts.

We plan to increase our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations and equity as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase.

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At September 28, 2002, we had $110.9 million, $0.6 million, $12.2 million and $2.0 million invested in the United States, Canada, Continental Europe and England, respectively. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

ITEM 4:    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring the reporting of material information required to be included in our periodic filings with the Securities and Exchange Commission.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II—OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The Company, along with the three hundred plus other publicly-traded companies that have been named in substantially similar lawsuits, filed a motion to dismiss the complaint on July 15, 2002. The Court heard oral argument on this motion on November 1, 2002. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement are invested in short-term, interest-bearing, investment-grade securities. Through September 28, 2002, we have used the proceeds from the initial public offering and concurrent private placement to pay for the offering expenses, fund approximately $7.9 million in investments in leasehold improvements, computer hardware and software and office furniture and to fund approximately $4.5 million of working capital to support our operations.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Executive Officer

(b)  Reports on Form 8-K

The Company filed no Reports on Form 8-K during the three months ended September 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

By:	/s/ MAURICE L. CASTONGUAY
Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and accounting officer)

Dated: November 8, 2002

CERTIFICATIONS

I, Mark F. O’Connell, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MatrixOne, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ MARK F. O’CONNELL
Mark F. O’Connell President and Chief Executive Officer

CERTIFICATIONS

I, Maurice L. Castonguay, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MatrixOne, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ MAURICE L. CASTONGUAY
Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer