Form 10-Q
period 2002-12-28
MATRIXONE INC
filed 2003-02-11
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

Commission file number 000-29309

MATRIXONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0372301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Littleton Road

Westford, Massachusetts 01886

(Address, including zip code, of principal executive offices)

(978) 589-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of February 10, 2003, there were 47,762,958 shares of Common Stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 28, 2002

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 28, 2002	June 29, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$131,641	$139,642
Accounts receivable, less allowance for doubtful accounts of $2,458 and $2,371	27,318	35,794
Prepaid expenses and other current assets	7,663	8,039

Total current assets	166,622	183,475
PROPERTY AND EQUIPMENT, NET	13,904	14,784
OTHER ASSETS	2,486	2,689

	$183,012	$200,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,083	$10,583
Accrued expenses	20,375	20,663
Deferred revenues	17,991	20,612

Total current liabilities	46,449	51,858

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 47,678 and 47,030 shares issued and outstanding	477	470
Additional paid-in capital	211,472	210,788
Deferred stock-based consideration	(2,111)	(3,898)
Accumulated deficit	(74,211)	(58,685)
Accumulated other comprehensive income	936	415

Total stockholders’ equity	136,563	149,090

	$183,012	$200,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
REVENUES:
Software license	$11,066	$13,429	$24,801	$20,327
Service	16,952	18,598	34,341	36,542

Total revenues	28,018	32,027	59,142	56,869

COST OF REVENUES:
Software license	1,104	1,596	2,513	2,299
Service (1)	11,068	13,791	24,578	28,264

Total cost of revenues	12,172	15,387	27,091	30,563

GROSS PROFIT	15,846	16,640	32,051	26,306

OPERATING EXPENSES:
Selling and marketing (1)	11,801	13,547	24,278	26,376
Research and development (1)	6,581	6,020	13,231	12,170
General and administrative (1)	2,725	3,066	5,580	5,960
Stock-based compensation (1)	831	973	1,695	1,961
Restructuring charges	3,800	3,202	3,800	3,202

Total operating expenses	25,738	26,808	48,584	49,669

LOSS FROM OPERATIONS	(9,892)	(10,168)	(16,533)	(23,363)

OTHER INCOME (EXPENSE):
Interest income	554	902	1,168	2,262
Other income (expense), net	(46)	18	(161)	(59)

Total other income (expense)	508	920	1,007	2,203

NET LOSS	$(9,384)	$(9,248)	$(15,526)	$(21,160)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.20)	$(0.20)	$(0.33)	$(0.46)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	47,451	45,782	47,263	45,605

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$209	$243	$424	$491
Selling and marketing	232	280	476	566
Research and development	173	197	355	396
General and administrative	217	253	440	508

Total stock-based compensation	$831	$973	$1,695	$1,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 28, 2002	December 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,526)	$(21,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,547	2,020
Stock-based consideration	1,695	1,961
Provision for doubtful accounts	307	548
Changes in assets and liabilities:
Accounts receivable	8,669	10,480
Prepaid expenses and other current assets	432	(3,053)
Accounts payable	(2,576)	(383)
Accrued expenses	(780)	(20)
Deferred revenues	(2,907)	(2,079)

Net cash used in operating activities	(8,139)	(11,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,634)	(4,569)
Other assets	207	203

Net cash used in investing activities	(1,427)	(4,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	529	500
Proceeds from purchases of common stock under employee stock purchase plan	254	458

Net cash provided by financing activities	783	958

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	782	(30)

NET DECREASE IN CASH AND EQUIVALENTS	(8,001)	(15,124)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	139,642	156,349

CASH AND EQUIVALENTS, END OF PERIOD	$131,641	$141,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$289	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments, except for the restructuring charges in Note 5) necessary for a fair presentation. The operating results for the three and six month periods ended December 28, 2002 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 28, 2003.

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

Concentrations of Credit Risk and Significant Customers

No customer represented more than 10% of the Company’s total revenues for the three or six month periods ended December 28, 2002 and December 29, 2001. One customer represented 10.2% of the Company’s accounts receivable at December 28, 2002. No customer represented more than 10% of the Company’s accounts receivable at December 29, 2001.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 2.    Stockholders’ Equity

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $831 and $973 for the three months ended December 28, 2002 and December 29, 2001, respectively, and $1,695 and $1,961 for the six months ended December 28, 2002 and December 29, 2001, respectively.

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

Potentially dilutive common stock options and warrants aggregating 10,766 and 10,207 shares for the three months ended December 28, 2002 and December 29, 2001, respectively, and 11,058 and 10,142 shares for the six months ended December 28, 2002 and December 29, 2001, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

Note 4.    Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions and deferred stock-based consideration. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Net loss	$(9,384)	$(9,248)	$(15,526)	$(21,160)
Foreign currency translation adjustments	867	(1,023)	521	14

Comprehensive loss	$(8,517)	$(10,271)	$(15,005)	$(21,146)

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 5.    Restructuring Charges

October 2001 Restructuring Program

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world and the related impact on the Company’s business, in October 2001 the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

The significant components of the October 2001 restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of December 28, 2002 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges – fiscal 2002	$2,466	$514	$222	$3,202
Non-cash adjustments – fiscal 2002	(85)	(184)	(121)	(390)

Adjusted restructuring charges – fiscal 2002	2,381	330	101	2,812
Cash payments – fiscal 2002	(1,726)	(306)	(101)	(2,133)

Accrual balance as of June 29, 2002	655	24	—	679
Cash payments – fiscal 2003	(350)	(24)	—	(374)

Remaining accrual as of December 28, 2002	$305	$—	$—	$305

The restructuring program was substantially completed during fiscal 2002. The remaining cash payments are expected to be made through February 28, 2003.

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on the Company’s business, on October 23, 2002 the Company announced another restructuring program to further reduce expenses to align its operations and cost structure with current and projected market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The October 2002 restructuring program included a reduction in workforce of 88 employees, including 32 employees in cost of service revenues, 29 employees in selling and marketing, 18 employees in research and development and nine employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The October 2002 restructuring program also included facility and lease costs related to the closure of certain excess facilities that the Company has exited and the termination of certain automotive lease contracts.

The significant components of the October 2002 restructuring charge, related cash payments and the remaining accrual as of December 28, 2002 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges	$3,348	$452	$3,800
Cash payments	(1,225)	(69)	(1,294)

Remaining accrual as of December 28, 2002	$2,123	$383	$2,506

The October 2002 restructuring program is expected to be substantially completed during the three months ending March 29, 2003, and the remaining cash payments are expected to be made through June 28, 2003.

Note 6:    Line of Credit

On December 24, 2002, the Company amended its $10,000 line of credit to extend the term of the agreement through December 27, 2003. In addition, certain provisions that reduced the maximum borrowing amount were removed and certain financial covenants were eliminated. The line of credit bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances.

Note 7.    Recently Adopted Accounting Pronouncements

During fiscal 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, and reclassified such amounts in the Company’s condensed consolidated financial statements for all periods presented. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company had historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenues in the statement of operations to offset the costs incurred. Reimbursements received for out-of-pocket expenses incurred were $732 and $907 for the three months ended December 28, 2002 and December 29, 2001, respectively, and $1,617 and $1,909 for the six months ended December 28, 2002 and December 29, 2001, respectively.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 8.    Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company will adopt SFAS 146 for any exit or disposal activities that are initiated after December 29, 2002. The Company is not required to restate any of the components of the restructuring charges recorded during fiscal 2002 or through the six months ended December 28, 2002 as a result of the issuance of SFAS 146.

In December 2002, the FASB issued Statement of Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial statements. The Company currently does not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. The Company will provide the required disclosure about the effects on reported net income (loss) of the Company’s accounting policy decisions with respect to stock-based employee compensation beginning with its interim financial statements for the three and nine month periods ending March 29, 2003.

Note 9.    Subsequent Events

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company may repurchase up to $10,000 of its common stock. Any common stock repurchases under the Program may be made over a period of up to twelve months and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

On February 3, 2003, the Company announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provides eligible holders of outstanding, unexercised options to purchase shares of the Company’s Common Stock issued pursuant to the Company’s 1996 and 1999 Stock Plans with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options currently expected to be issued on or after September 7, 2003. The ratios of new replacement options to options tendered pursuant to the option exchange program will be as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of the Company’s Board and its executive officers are not eligible to participate in the option exchange program. The new replacement options will generally have an exercise price equal to the fair market value of MatrixOne Common Stock on the date the new replacement stock options are granted, vest quarterly over a 30-month period and include a 24-month acceleration provision upon change in control. Options to purchase approximately 4,495 shares of the Company’s Common Stock were eligible to be tendered pursuant to the option exchange program. The Company does not expect the option exchange program to result in any additional compensation charges or variable plan accounting.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 24 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

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

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Singapore, Taiwan and the Netherlands and indirectly through our alliance partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions, and we expect revenues by geographic region to continue to fluctuate each period. Our revenues by major geographical region, including exports into such regions, for the three and six month periods ended December 28, 2002 and December 29, 2001 were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Americas	$14,553	$20,928	$31,227	$37,805
Europe	9,085	6,945	16,745	12,743
Asia/Pacific	4,380	4,154	11,170	6,321

	$28,018	$32,027	$59,142	$56,869

Our international subsidiaries generally invoice their customers in local currency. Therefore, our revenue, when stated in U.S. Dollars, is subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency on our revenues. Accordingly, if the dollar weakens relative to foreign currencies, our revenues would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues would decrease. If our revenues for the three and six month periods ended December 28, 2002 had been translated at exchange rates for the comparable year ago periods, our revenues would have been $1.0 million and $1.6 million lower during the three and six month periods ended December 28, 2002.

Although we license our software to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. However, no customer represented more than 10% of the Company’s total revenues for the three or six month periods ended December 28, 2002 and December 29, 2001. We expect that revenues from large orders will continue to account for a significant percentage of our total revenues in future quarters.

As a result of weakness in information technology spending and global economic conditions and the related impact on our business, in October 2001 and October 2002 we implemented restructuring programs to reduce expenses to align our operations and cost structure with current and projected market conditions. These restructuring programs primarily consisted of a reduction in the number of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

We have incurred significant costs to develop our technology and products, market, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of December 28, 2002, we had an accumulated deficit of approximately $74.2 million. We anticipate that our operating expenses in fiscal 2003 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2003. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2003 and in the future.

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

We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and customer support services.

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

Service revenues include professional services, training, maintenance and customer support fees and reimbursements received for out-of-pocket expenses incurred. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized on a percentage-of-completion basis. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit worthiness, customer concentrations, age of the receivable and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our application and integration products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two to three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. A reduction in the license or discontinuation of software for which we have prepaid royalty fees may result in additional charges to cost of software license revenues.

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

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Revenues:
Software license	39.5%	41.9%	41.9%	35.8%
Service	60.5	58.1	58.1	64.2

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	3.9	5.0	4.2	4.0
Service	39.5	43.0	41.6	49.7

Total cost of revenues	43.4	48.0	45.8	53.7

Gross profit	56.6	52.0	54.2	46.3

Operating Expenses:
Selling and marketing	42.1	42.3	41.1	46.4
Research and development	23.5	18.8	22.4	21.4
General and administrative	9.7	9.6	9.4	10.5
Stock-based compensation	3.0	3.0	2.9	3.5
Restructuring charges	13.6	10.0	6.4	5.6

Total operating expenses	91.9	83.7	82.2	87.4

Loss from Operations	(35.3)	(31.7)	(28.0)	(41.1)
Other Income (Expense), Net	1.8	2.8	1.7	3.9

Net Loss	(33.5)%	(28.9)%	(26.3)%	(37.2)%

Comparison of Three Months Ended December 28, 2002 and December 29, 2001

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our eMatrix product collaboration platform, Value Chain Portfolio of applications and enterprise interoperability products.

Software license revenues decreased 17.6% to $11.1 million for the three months ended December 28, 2002 from $13.4 million for the three months ended December 29, 2001 due to the continued weakness in information technology spending around the world. As a result, both the total number of software license transactions and the number of software license transactions in excess of $1.0 million each declined during the three months ended December 28, 2002 from the three months ended December 29, 2001. During the three months ended December 29, 2001, we recorded four software license transactions in excess of $1.0 million compared to two during the three months ended December 28, 2002. Software license revenues from our eMatrix product collaboration platform and enterprise interoperability products for the three months ended December 28, 2002 decreased $4.0 million and $0.7 million, respectively, from the three months ended December 29, 2001, which was partially offset by a $2.3 million increase in software license revenue from our Value Chain Portfolio of applications. We expect software license revenues from our Value Chain Portfolio of applications to continue to increase.

Software license revenues decreased 19.4% to $11.1 million for the three months ended December 28, 2002 from $13.7 million for the three months ended September 28, 2002 primarily due to fewer software license transactions in excess of $1.0 million and a decrease in the average value of our software license transactions. During the three months ended December 28, 2002, we recorded two software license transactions in excess of $1.0 million compared to three during the three months ended September 28, 2002. In addition, the average value of our software license transactions decreased to $0.2 million for the three months ended December 28, 2002 from $0.3 million for the three months ended September 28, 2002.

We currently expect continued weakness in information technology spending and global economic conditions, which may impair our ability to record software license transactions in excess of $1.0 million and increase in the number of software transactions and the average value of our software license transactions. Accordingly, our software license revenues may continue to decrease.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. During fiscal 2002, we adopted the provisions of Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”) relating to the accounting for reimbursements received for out-of-pocket expenses incurred and reclassified such amounts in all previous period financial statements. Accordingly, our service revenues include reimbursements received for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract.

Service revenues decreased 8.9% to $17.0 million for the three months ended December 28, 2002 from $18.6 million for the three months ended December 29, 2001. The decrease was primarily due to a $2.5 million decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending and an increase in the proportion of professional services engagements led by systems integrators. The decrease in professional services revenues was partially offset by a $1.2 million increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 48.7% and 38.0% of service revenues for the three months ended December 28, 2002 and December 29, 2001, respectively.

Service revenues decreased 2.5% or $0.4 million from the three months ended September 28, 2002 primarily due to lower professional services revenues as a result of fewer software license transactions with new customers due to a general decrease in global information technology spending. Our service revenues may continue to decrease if we do not license software to more new customers and existing customers do not commence new professional services engagements.

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

Cost of software licenses decreased 30.8% to $1.1 million for the three months ended December 28, 2002 from $1.6 million for the three months ended December 29, 2001. The decrease in cost of software licenses was primarily due to a decrease in royalties on integration software as a result of decreased licensing of third-party integration software.

Cost of services.    Cost of services includes salaries and related expenses for internal services personnel and costs of contracting with independent systems integrators to provide consulting services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive independent systems integrators used for professional services engagements. Our gross margins may fluctuate based on the actual costs incurred to provide professional services.

Cost of services decreased 19.7% to $11.1 million for the three months ended December 28, 2002 from $13.8 million for the three months ended December 29, 2001 primarily due to a $2.3 million decrease in independent systems integrator costs and lower travel costs due to a reduction in personnel pursuant to our restructuring program and cost saving initiatives.

Gross profit.    Gross profit decreased 4.8% to $15.8 million for the three months ended December 28, 2002 from $16.6 million for the three months ended December 29, 2001. However, gross profit as a percentage of total revenues, or gross margin, increased to 56.6% for the three months ended December 28, 2002 from 52.0% for the three months ended December 29, 2001. The increase in gross margin was primarily attributable to a significant increase in gross margin on services. Gross margin on software licenses increased to 90.0% for the three months ended December 28, 2002 from 88.1% for the three months ended December 29, 2001 due to a decrease in the relative proportion of third-party software licensed, which is subject to royalties. During fiscal 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements received for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross margin. Gross margin on services increased to 34.7% for the three months ended December 28, 2002 from 25.8% for the three months ended December 29, 2001 primarily due to an increase in maintenance revenues, an increase in productivity in our professional services organization and a decrease in independent systems integrator costs.

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

Selling and marketing expenses decreased 12.9% to $11.8 million for the three months ended December 28, 2002 from $13.5 million for the three months ended December 29, 2001 due to a decrease in personnel costs as a result of our restructuring program and commission expense related to lower software license revenues, offset by higher marketing costs related to our annual Global Customer Conference, which was not held in fiscal year 2002. Selling and marketing expenses as a percentage of total revenues decreased slightly to 42.1% for the three months ended December 28, 2002 from 42.3% for the three months ended December 29, 2001 as a result of the factors previously discussed.

Research and development.    Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the use of third parties to develop specific application and integration products and utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel.

Research and development expenses increased 9.3% to $6.6 million for the three months ended December 28, 2002 from $6.0 million for the three months ended December 29, 2001 primarily due to an increase in third-party contractor costs related to enhancing our existing products and bringing additional products to market. Research and development expenses as a percentage of total revenues increased to 23.5% for the three months ended December 28, 2002 from 18.8% for the three months ended December 29, 2001 due to a lower revenues base and the factors previously discussed.

General and administrative.    General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

General and administrative expenses decreased 11.1% to $2.7 million for the three months ended December 28, 2002 from $3.1 million for the three months ended December 29, 2001. The decrease was primarily due to a $0.3 million reduction in provisions for doubtful accounts due to lower levels of accounts receivable and revenues. General and administrative expenses as a percentage of total revenues increased slightly to 9.7% for the three months ended December 28, 2002 from 9.6% for the three months ended December 29, 2001 primarily due to a lower revenues base.

Restructuring Charges

October 2001 Restructuring Program

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world and the related impact on our business, in October 2001 we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

The significant components of the October 2001 restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of December 28, 2002 were as follows:

(In millions)	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges – fiscal 2002	$2.5	$0.5	$0.2	$3.2
Non-cash adjustments – fiscal 2002	(0.1)	(0.2)	(0.1)	(0.4)

Adjusted restructuring charges – fiscal 2002	2.4	0.3	0.1	2.8
Cash payments – fiscal 2002	(1.7)	(0.3)	(0.1)	(2.1)

Accrual balance as of June 29, 2002	0.7	—	—	0.7
Cash payments – fiscal 2003	(0.4)	—	—	(0.4)

Remaining accrual as of December 28, 2002	$0.3	$—	$—	$0.3

The restructuring program was substantially completed during fiscal 2002. The remaining cash payments are expected to be made through February 28, 2003.

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on our business, on October 23, 2002 we announced another restructuring program to further reduce expenses to align our operations and cost structure with current and projected market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

The October 2002 restructuring program included a reduction in workforce of 88 employees, including 32 employees in cost of service revenues, 29 employees in selling and marketing, 18 employees in research and development and nine employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The October 2002 restructuring program also included facility and lease costs related to the closure of certain excess facilities that we have exited and the termination of certain automotive lease contracts.

The significant components of the October 2002 restructuring charge, related cash payments and the remaining accrual as of December 28, 2002 were as follows:

(In millions)	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges	$3.3	$0.5	$3.8
Cash payments	(1.2)	(0.1)	(1.3)

Remaining accrual as of December 28, 2002	$2.1	$0.4	$2.5

The October 2002 restructuring program is expected to be substantially completed during the three months ended March 29, 2003, and the remaining cash payments are expected to be made through June 28, 2003.

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

Stock-based compensation decreased 14.6% to $0.8 million for the three months ended December 28, 2002 from $1.0 million for the three months ended December 29, 2001 due to cancellation of stock options from terminated employees primarily related to our restructuring programs. We expect to record stock-based compensation of $3.2 million and $0.6 million in fiscal 2003 and 2004, respectively. We expect that the amortization of deferred stock-based compensation will terminate during our fiscal quarter ending April 3, 2004.

Other income (expense).    Other income (expense) fluctuates based on the amount of interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

Other income decreased 44.8% to $0.5 million for the three months ended December 28, 2002 from $0.9 million for the three months ended December 29, 2001. The decrease in other income was primarily due to a $0.3 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes.    No provision for income taxes was recorded for both the three months ended December 28, 2002 and December 29, 2001 due to our accumulated net losses.

Comparison of Six Months Ended December 28, 2002 and December 29, 2001

Software license revenues.    Software license revenues increased 22.0% to $24.8 million for the six months ended December 28, 2002 from $20.3 million for the three months ended December 29, 2001. During the three months ended September 29, 2001, our software license revenue was unusually low due to the tragic events of September 11, 2001, which caused a delay in or postponement of software orders. In addition, during the three months ended September 29, 2001, the average software license transaction value was unusually low and there were no individual software license transactions in excess of $1.0 million. During the six months ended December 28, 2002, we recorded five software license transactions in excess of $1.0 million each compared to four during the six months ended December 29, 2001. During the six months ended December 28, 2002, software license revenue from our Value Chain Portfolio of applications increased $8.1 million from the six months ended December 29, 2001, partially offset by a $2.5 million and $1.1 million decrease in software license revenue from our eMatrix product collaboration platform and enterprise interoperability products, respectively.

Service revenues.    Service revenues decreased 6.0% to $34.3 million for the six months ended December 28, 2002 from $36.5 million for the six months ended December 29, 2001. The decrease was primarily due to a $4.2 million decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending, an increase in the proportion of professional services engagements led by systems integrators and a delay in our ability to recognize professional services revenue from a customer due to uncertainty of collecting the fees from the customer. The decrease in service revenues also resulted from a decrease in reimbursements received for out-of-pocket expenses incurred of $0.3 million due to the factors previously discussed and a $0.3 million decrease in training revenues due to fewer software license transactions with new customers. These decreases were partially offset by a $2.6 million increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 46.5% and 36.6% of service revenues for the six months ended December 28, 2002 and December 29, 2001, respectively.

Cost of software licenses.    Cost of software licenses increased 9.3% to $2.5 million for the six months ended December 28, 2002 from $2.3 million for the six months ended December 29, 2001. The increase in cost of software licenses was primarily due to higher royalties as a result of increased licensing of third-party application software, offset by a decrease in royalties on third-party integration software due to decreased licensing of such software.

Cost of services.    Cost of services decreased 13.0% to $24.6 million for the six months ended December 28, 2002 from $28.3 million for the six months ended December 29, 2001 primarily due to a $4.3 million decrease in systems integrator costs, partially offset by higher recruiting fees.

Gross profit.    Gross profit increased 21.8% to $32.1 million for the six months ended December 28, 2002 from $26.3 million for the six months ended December 29, 2001. Gross profit as a percentage of total revenues, or gross margin, increased to 54.2% for the six months ended December 28, 2002 from 46.3% for the six months ended December 29, 2001. The increase in gross margin was primarily attributable to an increase in higher margin software license revenues, an increase in the relative proportion of our service revenues derived from maintenance and improvement in the gross margins on professional services revenues. Gross margin on software licenses increased to 89.9% for the six months ended December 28, 2002 from 88.7% for the six months ended December 29, 2001 due to a decrease in the relative proportion of third-party application software licensed. During fiscal 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements received for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross margin. Gross margin on services increased to 28.4% for the six months ended December 28, 2002 from 22.7% for the six months ended December 29, 2001 primarily due to an increase in the proportion of our services revenues derived from maintenance, an increase in productivity in our professional services organization and a decrease in independent systems integrator costs.

Selling and marketing.    Selling and marketing expenses decreased 8.0% to $24.3 million for the six months ended December 28, 2002 from $26.4 million for the six months ended December 29, 2001 primarily due to decreases in marketing programs and recruiting costs as a result of our cost saving initiatives. Selling and marketing expenses as a percentage of total revenues decreased to 41.1% for the six months ended December 28, 2002 from 46.4% for the six months ended December 29, 2001 primarily due to the factors previously discussed and a higher revenues base.

Research and development.    Research and development expenses increased 8.7% to $13.2 million for the six months ended December 28, 2002 from $12.2 million for the six months ended December 29, 2001 primarily due to increased personnel and recruiting costs and an increase in the use of third-party contractors. Research and development expenses as a percentage of total revenues increased to 22.4% for the six months ended December 28, 2002 from 21.4% for the six months ended December 29, 2001 due to the factors previously discussed.

General and administrative.    General and administrative expenses decreased 6.4% to $5.6 million for the six months ended December 28, 2002 from $6.0 million for the six months ended December 29, 2001 primarily due to a decrease in contractor and consultant costs and lower provisions for doubtful accounts due to lower levels of accounts receivable and revenues. General and administrative expenses as a percentage of total revenues decreased to 9.4% for the six months ended December 28, 2002 from 10.5% for the six months ended December 29, 2001 due to the factors previously discussed and a higher revenues base.

Stock-based compensation.    Stock-based compensation decreased 13.6% to $1.7 million for the six months ended December 28, 2002 from $2.0 million for the six months ended December 29, 2001 due to cancellation of stock options from terminated employees primarily related to our restructuring programs.

Other income (expense).    Other income decreased 54.3% to $1.0 million for the six months ended December 28, 2002 from $2.2 million for the six months ended December 29, 2001. The decrease was primarily due to a $1.1 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes.    No provision for income taxes was recorded for both the six months ended December 28, 2002 and December 29, 2001 due to our accumulated net losses.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and equivalents. Our ability to generate cash from operations is dependent upon our ability to generate revenue from licensing our software and providing related services, as well as our ability to manage our operating costs. A decrease in the demand for our software and related services or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

(In millions, except days)	December 28, 2002	June 29, 2002
Cash and equivalents	$131.6	$139.6
Working capital	$120.2	$131.6
Days sales outstanding for the quarter ended	89 Days	102 Days

During fiscal 2002 and the six months ended December 28, 2002, our cash and equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring programs. We currently expect to incur losses from operations for fiscal 2003. Accordingly, we expect our liquidity to continue to decrease through fiscal 2003. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations and a decrease in accounts receivable as a result of a decrease in sequential quarterly revenues and a reduction in the days of sales outstanding as a result of improved collections.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances and expires December 27, 2003. As of December 28, 2002, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of December 28, 2002.

Net cash used in operating activities for the six months ended December 28, 2002 was $8.1 million primarily resulting from our net loss, decreases in accounts payable, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to a reduction in days of sales outstanding and lower sequential quarterly revenues. Net cash used in operating activities was $11.7 million for the three months ended December 29, 2001 primarily resulting from our net loss and an increase in prepaid expenses and other current assets resulting from the prepayment of software royalties and a decrease in deferred maintenance revenues due to a reduction in new maintenance contracts, offset by a decrease in accounts receivable due to lower revenues.

Net cash used in investing activities was $1.4 million and $4.4 million for the six months ended December 28, 2002 and December 29, 2001, respectively, and primarily reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $6.0 million, primarily for the acquisition of computer hardware and software.

Net cash provided by financing activities was $0.8 million and $1.0 million for the six months ended December 28, 2002 and December 29, 2001, respectively, and consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

On January 21, 2003, our Board of Directors approved a stock repurchase program (the “Program”) whereby we may repurchase up to $10.0 million of our common stock. Any common stock repurchases under the Program may be made over a period of up to twelve months and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. Repurchases made under the Program will be funded from available working capital.

On February 3, 2003, we announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provides eligible holders of outstanding, unexercised options to purchase shares of our Common Stock issued pursuant to our 1996 and 1999 Stock Plans with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options currently expected to be issued on or after September 7, 2003. The ratios of new replacement options to options tendered pursuant to the option exchange program will be as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of our Board and our executive officers are not eligible to participate in the option exchange program. The new replacement options will generally have an exercise price equal to the fair market value of MatrixOne Common Stock on the date the new replacement stock options are granted, vest quarterly over a 30-month period and include a 24-month acceleration provision upon change in control. Options to purchase approximately 4.5 million shares of our Common Stock were eligible to be tendered pursuant to the option exchange program. We do not expect the option exchange program to result in any additional compensation charges or variable plan accounting.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations primarily consist of operating leases for facilities, automobiles and office equipment and product development agreements under which we pay software license fees to third parties for development or assistance in development of certain application and integration software. Our commitments and contractual obligations consisted of the following as of December 28, 2002:

	Remaining Six Months of	Fiscal Year
(In millions)	Fiscal 2003	2004	2005	2006	2007	Thereafter
Leases	$2.5	$4.3	$3.4	$2.9	$2.5	$5.9
Development agreements	0.5	—	—	—	—	—

	$3.0	$4.3	$3.4	$2.9	$2.5	$5.9

Lease commitments in the above table include $0.4 million of operating lease obligations included in the restructuring accrual as of December 28, 2002.

We do not have any off-balance sheet arrangements, other commitments or contractual obligations in addition to those set forth above and those included in our consolidated financial statements as of December 28, 2002.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We will be required to adopt SFAS 146 for any exit or disposal activities that are initiated after December 29, 2002. We are not required to restate any of the components of the restructuring charges recorded during fiscal 2002 or through the six months ended December 28, 2002 as a result of the issuance of SFAS 146.

In December 2002, the FASB issued Statement of Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial statements. We currently do not intend to voluntarily change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. We will provide the required disclosure about the effects on reported net income (loss) of our accounting policy decisions with respect to stock-based employee compensation beginning with our interim financial statements for the three and nine month periods ending March 29, 2003.

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

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $15.5 million for the six months ended December 28, 2002 and $28.7 million for fiscal 2002. As of December 28, 2002, we had an accumulated deficit of approximately $74.2 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs in October 2001 and October 2002 to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

The Weak Computer Software Market and Worldwide Economic Conditions May Result in Decreased Revenues and Operating Losses

The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. A continued softening of demand for computer software and services caused by the current weak global economy may result in decreased revenues and operating losses. In this weak economy, we may not be able to effectively maintain existing levels of software and service revenues, promote future growth in our software and services revenues or achieve profitability.

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

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software licensing and services revenues;

•	changes in the mix of the licensing of our eMatrix product collaboration platform, Value Chain Portfolio of applications and enterprise interoperability products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators;

•	the amount of royalty payments due to third-parties on our application and integration software products; and

•	the amount of training we provide to systems integrators and alliance partners related to our products and their implementation.

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

Our Restructuring Programs May Not Achieve Our Desired Results and We May Therefore Continue to Incur Operating Losses

We implemented restructuring programs in October 2001 and October 2002. The primary objective of our restructuring programs has been to reduce our operating expenses in order to align our operations and cost structure with market conditions. These programs included reductions in our workforce, reductions in the use of independent contractors, closure of certain facilities and termination of certain contracts. These workforce reductions could impact the productivity of our remaining employees, including those directly responsible for sales and services, which may negatively affect our future revenues. In addition, the failure to retain and effectively manage our remaining employees could increase our costs and negatively affect our sales and services operations and our ability to attain revenue goals. Failure to achieve the desired results of our restructuring programs could result in reduced revenues and continued operating losses.

Our Services Revenues and Operating Results May Be Adversely Affected if We Are Not Able to Maintain the Billing and Utilization Rates for Our Professional Services Personnel

The billing rates we charge for our professional services and the utilization, or chargeability, of our professional services personnel are significant components of our services revenues, gross margin and operating results. Our billing rates are affected by a number of factors, including the introduction of new services or products by our competitors, the pricing policies of our competitors, demand for professional services and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, our ability to transition employees from completed professional services engagements to new engagements and our ability to forecast demand of our professional services and thereby maintain an appropriate headcount. Many of the above factors are beyond our control. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization for our professional services personnel, our service revenues and gross margin are likely to decline, which would adversely affect our operating results.

We Occasionally Perform Professional Services Engagements on a Fixed-Price Basis, Which Could Cause a Decline in Our Gross Margins

We occasionally perform professional services engagements on a fixed-price basis. Prior to performing a fixed-price professional services engagement, we estimate the amount of work involved for the engagement. However, we may underestimate the amount of time or resources required to complete a professional services engagement, and we may not be able to charge the customer for the additional work performed. If we do not correctly estimate the amount of time or resources required for a professional services engagement and we are not able to charge the customer for the additional work performed, our gross margins would decline.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our operations outside North America accounted for approximately 37.5% of our total revenues for the six months ended December 28, 2002 and 33.9% and 26.9% of our total revenues for fiscal 2002 and 2001, respectively. Export sales from the United States accounted for approximately 9.7% of our total revenues for the six months ended December 28, 2002 and 3.5% and 3.9% of our total revenues for fiscal 2002 and 2001, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the six months ended December 28, 2002, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. During fiscal 2002, our stock price fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have international offices in Canada, England, France, Germany, Italy, Japan, Singapore, Taiwan and the Netherlands. At December 28, 2002 and June 29, 2002, approximately 33.6% and 27.8%, respectively, of our total assets were located at our international subsidiaries. Approximately 37.5% of our total revenues for the six months ended December 28, 2002 and 33.9% and 26.9% of our total revenues for fiscal 2002 and 2001, respectively, were from our operations outside North America. In addition, approximately 28.0% of our expenses for the six months ended December 28, 2002 and 23.7% and 24.8% of our expenses for fiscal 2002 and 2001, respectively, were from our operations outside the United States. These subsidiaries transact business in both local and foreign currency. Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

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

We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At December 28, 2002, there were no outstanding forward contracts.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At December 28, 2002, we had $108.6 million, $0.1 million, $11.1 million and $1.5 million invested in money market mutual funds in the United States, Canada, Continental Europe and England, respectively. The weighted average interest rate on our investments was 1.53% per annum as of December 28, 2002. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income. We expect our interest income to decrease during the three months ended March 29, 2003 due to the recent decreases in market interest rates and lower levels of cash available for investment.

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

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement are invested in short-term, interest-bearing, investment-grade securities. Through December 28, 2002, we have used the proceeds from the initial public offering and concurrent private placement to pay for the offering expenses, to fund approximately $8.4 million in investments in leasehold improvements, computer hardware and software and office furniture and to fund approximately $9.0 million of working capital to support our operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Boston, Massachusetts on November 8, 2002. Of the 47,069,061 shares outstanding as of the record date, 39,141,279 shares were present or represented by proxy at the meeting. The following actions were voted upon at the meeting: (i) to elect two members to the Board of Directors as Class III Directors to serve for a three-year term and until a successor has been duly elected and qualified or until the earlier of death, resignation or removal: Mark F. O’Connell—For 36,225,579, Withheld 2,915,700; Charles R. Stuckey, Jr.—For 35,911,310, Withheld 3,229,969: (ii) to approve and adopt an amendment to the Company’s 1999 Stock Plan, as amended, to increase the number of shares of Common Stock that may be issued to any one participant during any fiscal year pursuant to the 1999 Stock Plan, as amended, from 300,000 to 1,500,000: For 31,804,783, Against 7,328,347, Abstain 8,149; and (iii) to ratify the selection of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending June 28, 2003: For 38,591,001, Against 512,348, Abstain 37,930.

The term of office for the following directors continued after the meeting: W. Patrick Decker (Class I), James F. Morgan (Class I) and Daniel J. Holland (Class II).

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit No.	Description

10.1	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.2	Third Amended and Restated 1996 Stock Plan (incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481)).

10.3	Amended and Restated 1999 Stock Plan (incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (file No. 005-60481)).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed no Reports on Form 8-K during the three months ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: February 11, 2003	By:	/s/ MAURICE L. CASTONGUAY
Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and chief accounting officer)

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

Date: February 11, 2003

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

Date: February 11, 2003

/s/ MAURICE L. CASTONGUAY
Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.2	Third Amended and Restated 1996 Stock Plan (incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481)).

10.3	Amended and Restated 1999 Stock Plan (incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (file No. 005-60481)).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer