Form 10-Q
period 2003-03-29
MATRIXONE INC
filed 2003-05-09
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

Commission file number 000-29309

MATRIXONE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0372301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Littleton Road

Westford, Massachusetts 01886

(Address of Principal Executive Offices, Including Zip Code)

(978) 589-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of May 5, 2003, there were 47,862,719 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2003

PART I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 29, 2003	June 29, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$129,868	$139,642
Accounts receivable, less allowance for doubtful accounts of $2,506 and $2,371	23,498	35,794
Prepaid expenses and other current assets	7,555	8,039

Total current assets	160,921	183,475
PROPERTY AND EQUIPMENT, NET	12,717	14,784
OTHER ASSETS	2,422	2,689

	$176,060	$200,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,111	$10,583
Accrued expenses	17,328	20,663
Deferred revenues	19,440	20,612

Total current liabilities	44,879	51,858

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 47,489 and 47,030 shares issued and outstanding	475	470
Additional paid-in capital	210,481	210,788
Deferred stock-based consideration	(1,291)	(3,898)
Accumulated deficit	(79,479)	(58,685)
Accumulated other comprehensive income	995	415

Total stockholders’ equity	131,181	149,090

	$176,060	$200,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
REVENUES:
Software license	$7,153	$13,083	$31,954	$33,410
Service	16,848	19,501	51,189	56,043

Total revenues	24,001	32,584	83,143	89,453

COST OF REVENUES:
Software license	1,265	1,739	3,778	4,038
Service (1)	10,830	13,724	35,408	41,988

Total cost of revenues	12,095	15,463	39,186	46,026

GROSS PROFIT	11,906	17,121	43,957	43,427

OPERATING EXPENSES:
Selling and marketing (1)	8,389	12,204	32,667	38,580
Research and development (1)	5,972	6,227	19,203	18,397
General and administrative (1)	2,581	3,309	8,161	9,269
Stock-based compensation (1)	782	983	2,477	2,944
Restructuring charges	—	—	3,800	3,202

Total operating expenses	17,724	22,723	66,308	72,392

LOSS FROM OPERATIONS	(5,818)	(5,602)	(22,351)	(28,965)

OTHER INCOME (EXPENSE):
Interest income	423	673	1,591	2,935
Other income (expense), net	127	(77)	(34)	(136)

Total other income (expense)	550	596	1,557	2,799

NET LOSS	$(5,268)	$(5,006)	$(20,794)	$(26,166)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.11)	$(0.44)	$(0.57)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	47,681	46,462	47,402	45,890

(1) The following summarizes the allocation of stock-based compensation:
Cost of service revenues	$198	$239	$622	$730
Selling and marketing	213	294	689	860
Research and development	169	196	524	592
General and administrative	202	254	642	762

Total stock-based compensation	$782	$983	$2,477	$2,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 29, 2003	March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,794)	$(26,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,865	3,168
Stock-based consideration	2,477	2,944
Provision for doubtful accounts	392	898
Changes in assets and liabilities:
Accounts receivable	12,524	11,596
Prepaid expenses and other current assets	565	(3,714)
Accounts payable	(2,598)	499
Accrued expenses	(3,871)	1,900
Deferred revenues	(1,580)	1,016

Net cash used in operating activities	(9,020)	(7,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,721)	(6,266)
Other assets	274	201

Net cash used in investing activities	(1,447)	(6,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(1,036)	—
Proceeds from stock option exercises	335	1,071
Proceeds from purchases of common stock under employee stock purchase plan	529	458

Net cash provided by (used in) financing activities	(172)	1,529

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS	865	(287)

NET DECREASE IN CASH AND EQUIVALENTS	(9,774)	(12,682)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	139,642	156,349

CASH AND EQUIVALENTS, END OF PERIOD	$129,868	$143,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$329	$357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments, except for the restructuring charges in Note 2) necessary for a fair presentation. The operating results for the three and nine month periods ended March 29, 2003 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending June 28, 2003.

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

Concentrations of Credit Risk and Significant Customers

No customer represented more than 10% of the Company’s total revenues for the three or nine month periods ended March 29, 2003. In addition, no customer represented more than 10% of the Company’s accounts receivable at March 29, 2003.

Revenues from one customer were approximately 10.4% of the Company’s total revenues for the three months ended March 30, 2002 and accounts receivable from this customer represented approximately 10.9% of the Company’s accounts receivable at March 30, 2002. No customer represented more than 10% of the Company’s total revenues for the nine months ended March 30, 2002.

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

The significant components of the October 2001 restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of March 29, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges—fiscal 2002	$2,466	$514	$222	$3,202
Non-cash adjustments—fiscal 2002	(85)	(184)	(121)	(390)

Adjusted restructuring charges—fiscal 2002	2,381	330	101	2,812
Cash payments—fiscal 2002	(1,726)	(306)	(101)	(2,133)

Accrual balance as of June 29, 2002	655	24	—	679
Cash payments—fiscal 2003	(417)	(24)	—	(441)

Accrual balance as of March 29, 2003	$238	$—	$—	$238

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The October 2002 restructuring program included a reduction in workforce of 88 employees, consisting of 32 employees in cost of service revenues, 29 employees in selling and marketing, 18 employees in research and development and nine employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The October 2002 restructuring program also included facility and lease costs related to the closure of certain excess facilities that the Company has exited and the termination of certain automotive lease contracts.

The significant components of the October 2002 restructuring charge, related cash payments and the remaining accrual as of March 29, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges	$3,348	$452	$3,800
Cash payments	(2,411)	(169)	(2,580)

Accrual balance as of March 29, 2003	$937	$283	$1,220

The October 2002 restructuring program was substantially completed during the three months ended March 29, 2003, and the remaining cash payments are expected to be made through June 28, 2003.

Note 3:    Line of Credit

On December 24, 2002, the Company amended its $10,000 line of credit to extend the term of the agreement through December 27, 2003. In addition, certain provisions that reduced the maximum borrowing amount were removed and certain financial covenants were eliminated. The line of credit bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances.

Note 4:    Professional Services Warranty

The Company records an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services and the related liability is included in accrued liabilities. The activity related to the Company’s warranty accrual for the nine months ended March 29, 2003 is presented below.

Accrual balance as of June 29, 2002	$1,060
Provisions for warranty charged to cost of services	556
Payments made (in cash or in kind)	(700)

Accrual balance as of March 29, 2003	$916

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 5.    Stockholders’ Equity

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company may repurchase up to $10,000 of its common stock, $0.01 par value per share. Any common stock repurchases under the Program may be made over the one year period that began on January 27, 2003 and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During the three months ended March 29, 2003, the Company purchased and retired 300 shares of its common stock under the Program at an aggregate cost of $1,036.

Stock Options

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. The Company records stock-based compensation issued to employees using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During both the three and nine month periods ended March 29, 2003 and March 30, 2002, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no stock-based compensation expense was recorded pursuant to the issuance of stock options during both the three and nine month periods ended March 29, 2003 and March 30, 2002.

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant and is reported as deferred stock-based consideration, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $782 and $983 for the three months ended March 29, 2003 and March 30, 2002, respectively, and $2,477 and $2,944 for the nine months ended March 29, 2003 and March 30, 2002, respectively.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The fair value of stock options granted during the periods indicated have been determined using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Risk-free interest rate	2.38%–2.62%	3.93%–4.44%	2.38%–3.41%	3.53%–4.54%
Expected dividend yield	None	None	None	None
Expected life	4 Years	4 years	4 Years	4 Years
Expected volatility	120%	110%	120%	110%

Had compensation expense for stock options been determined using the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
NET LOSS:
Net loss, as reported	$(5,268)	$(5,006)	$(20,794)	$(26,166)
Stock-based compensation expense using the fair value method	(4,258)	(4,453)	(14,014)	(12,545)

Pro forma net loss	$(9,526)	$(9,459)	$(34,808)	$(38,711)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported	$(0.11)	$(0.11)	$(0.44)	$(0.57)
Pro forma	$(0.20)	$(0.20)	$(0.73)	$(0.84)

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

On February 3, 2003, the Company announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provides eligible holders of outstanding, unexercised options to purchase shares of the Company’s common stock issued pursuant to the 1996 Plan and 1999 Plan with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options currently expected to be issued after September 7, 2003. The ratios of new replacement options to options tendered pursuant to the option exchange program will be as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of the Company’s Board and its executive officers are not eligible to participate in the option exchange program. The new replacement options will generally have an exercise price equal to the fair market value of MatrixOne common stock on the date the new replacement options are granted, vest quarterly over a 30-month period and include a 24-month acceleration provision upon a change in control. Options to purchase approximately 2,597 shares of the Company’s common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program. The Company expects to grant new replacement options to purchase an aggregate of 1,480 shares of the Company’s common stock after September 7, 2003 in exchange for the tendered and cancelled options. The Company does not expect the option exchange program to result in any additional compensation charges or variable plan accounting.

Note 6.    Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common stock equivalents, such as stock options and warrants, using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

Potentially dilutive common stock options and warrants aggregating 7,626 and 10,048 shares for the three months ended March 29, 2003 and March 30, 2002, respectively, and 9,911 and 10,111 shares for the nine months ended March 29, 2003 and March 30, 2002, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

Note 7.    Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based consideration. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net loss	$(5,268)	$(5,006)	$(20,794)	$(26,166)
Foreign currency translation adjustments	59	(257)	580	(243)

Comprehensive loss	$(5,209)	$(5,263)	$(20,214)	$(26,409)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 23 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

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

We offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Singapore, Taiwan and the Netherlands and indirectly through our alliance partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing and the size of transactions, and we expect revenues by geographic region to continue to fluctuate each period. Our revenues by major geographical region, including exports into such regions, for the three and nine month periods ended March 29, 2003 and March 30, 2002 were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In millions)
Americas	$15.7	$19.5	$46.9	$57.3
Europe	5.5	10.1	22.2	22.8
Asia/Pacific	2.8	3.0	14.0	9.4

	$24.0	$32.6	$83.1	$89.5

Our international subsidiaries generally invoice their customers in local currency. Therefore, our revenue, when stated in U.S. Dollars, is subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency on our revenues. Accordingly, if the dollar weakens relative to foreign currencies, our revenues would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues would decrease. If our revenues for the three and nine month periods ended March 29, 2003 had been translated at exchange rates for the comparable year ago periods, our revenues would have been $1.7 million and $3.3 million lower, respectively.

Although we license our software to numerous customers in any quarter, a single customer often represents more than 10% of our quarterly revenues. Revenues from one customer were approximately 10.4% of our total revenues for the three months ended March 30, 2002. No customer represented more than 10% of our total revenues for the three months ended March 29, 2003 or both the nine months ended March 29, 2003 and March 30, 2002. We expect that revenues from large orders will continue to account for a significant percentage of our total revenues in future quarters.

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

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of March 29, 2003, we had an accumulated deficit of approximately $79.5 million. We anticipate that our operating expenses in fiscal 2003 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2003. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2003 and in the future.

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

We believe the following sets forth the most important accounting policies we used in the preparation of our condensed consolidated financial statements and those that affect our more significant estimates and judgments.

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

We recognize software license revenues upon execution of a signed license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software is considered to have been delivered when the customer is provided access to the software files. Since we have no obligation to an end user of a distributor, software license revenues from distributors are recognized upon delivery to the distributor.

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

	Three Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenues:
Software license	29.8%	40.2%	38.4%	37.3%
Service	70.2	59.8	61.6	62.7

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	5.3	5.3	4.5	4.5
Service	45.1	42.1	42.6	46.9

Total cost of revenues	50.4	47.4	47.1	51.4

Gross Profit	49.6	52.6	52.9	48.6

Operating Expenses:
Selling and marketing	35.0	37.4	39.3	43.1
Research and development	24.9	19.1	23.1	20.6
General and administrative	10.7	10.2	9.8	10.4
Stock-based compensation	3.2	3.0	3.0	3.3
Restructuring charges	—	—	4.6	3.6

Total operating expenses	73.8	69.7	79.8	81.0

Loss from Operations	(24.2)	(17.1)	(26.9)	(32.4)
Other Income (Expense), Net	2.3	1.7	1.9	3.1

Net Loss	(21.9)%	(15.4)%	(25.0)%	(29.3)%

Comparison of the Three Months Ended March 29, 2003 and March 30, 2002

Software license revenues.    We derive our software license revenues principally from licensing our suite of software products including our eMatrix product collaboration platform, Value Chain Portfolio of applications and enterprise interoperability products.

Software license revenues decreased 45.3% to $7.2 million for the three months ended March 29, 2003 from $13.1 million for the three months ended March 30, 2002 and decreased 35.4% from $11.1 million for the three months ended December 28, 2002 due to the continued weakness in information technology spending around the world and sales execution issues. As a result, the total number of software license transactions decreased to 49 for the three months ended March 29, 2003 from 81 for the three months ended March 30, 2002 and from 69 for the three months ended December 28, 2002. In addition, software license revenues in Europe decreased 92.0% to $0.5 million for the three months ended March 29, 2003 from $5.9 million for the three months ended March 30, 2002 and decreased 87.5% from $4.0 million for the three months ended December 28, 2002 due to the continued weakness in information technology spending and sales execution issues in Europe. For the three months ended March 29, 2003, software license revenues from our eMatrix product collaboration platform and Value Chain Portfolio of applications decreased $4.6 million and $1.2 million, respectively, from the three months ended March 30, 2002.

We currently expect continued weakness in information technology spending and global economic conditions, which may impair our ability to increase the number of our software license transactions and our total software license revenues. Accordingly, our software license revenues may continue to decrease.

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

Service revenues decreased 13.6% to $16.8 million for the three months ended March 29, 2003 from $19.5 million for the three months ended March 30, 2002. The decrease was primarily due to a $3.8 million decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending and an increase in the proportion of professional services engagements led by systems integrators. The decrease in professional services revenues was partially offset by a $1.2 million increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 48.7% and 35.7% of service revenues for the three months ended March 29, 2003 and March 30, 2002, respectively.

Cost of software licenses.    Cost of software licenses primarily consists of royalties paid to third-parties for certain application and integration products licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on application and integration products and the amount of amortization of prepaid software royalty fees.

Cost of software licenses decreased 27.3% to $1.3 million for the three months ended March 29, 2003 from $1.7 million for the three months ended March 30, 2002. The decrease in cost of software licenses was primarily due to a decrease in royalties on application software as a result of decreased licensing of third-party application software.

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

Cost of services decreased 21.1% to $10.8 million for the three months ended March 29, 2003 from $13.7 million for the three months ended March 30, 2002 primarily due to a $2.1 million decrease in independent systems integrator costs and lower travel costs due to our cost saving initiatives.

Gross profit.    Gross profit decreased 30.5% to $11.9 million for the three months ended March 29, 2003 from $17.1 million for the three months ended March 30, 2002. Gross profit as a percentage of total revenues, or gross margin, decreased to 49.6% for the three months ended March 29, 2003 from 52.6% for the three months ended March 30, 2002. The decrease in gross margin was primarily attributable to a decrease in the proportion of our revenues derived from software license revenues and a decrease in gross margin on software licenses. Gross margin on software licenses decreased to 82.3% for the three months ended March 29, 2003 from 86.7% for the three months ended March 30, 2002 due to an increase in the proportion of our software license revenue derived from the licensing of third-party integration and application software and amortization of prepaid software royalty fees. Gross margin on services increased to 35.7% for the three months ended March 29, 2003 from 29.6% for the three months ended March 30, 2002 primarily due to an increase in maintenance revenues, an increase in the productivity of our professional services organization and a decrease in independent systems integrator costs.

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

Selling and marketing expenses decreased 31.3% to $8.4 million for the three months ended March 29, 2003 from $12.2 million for the three months ended March 30, 2002 due to a decrease in personnel and travel costs as a result of our restructuring programs and our cost saving initiatives, lower recruiting and training expenses due to our cost saving initiatives and a decrease in commission expense as a result of lower software license revenues. Selling and marketing expenses as a percentage of total revenues decreased slightly to 35.0% for the three months ended March 29, 2003 from 37.4% for the three months ended March 30, 2002 as a result of the factors previously discussed.

Research and development.    Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the use of third-parties to develop specific application and integration products and utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel.

Research and development expenses decreased 4.1% to $6.0 million for the three months ended March 29, 2003 from $6.2 million for the three months ended March 30, 2002 primarily due to a decrease in personnel costs as a result of our restructuring programs and lower travel and other operating expenses as a result of our cost saving initiatives. Research and development expenses as a percentage of total revenues increased to 24.9% for the three months ended March 29, 2003 from 19.1% for the three months ended March 30, 2002 primarily due to a lower revenues base.

General and administrative.    General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

General and administrative expenses decreased 22.0% to $2.6 million for the three months ended March 29, 2003 from $3.3 million for the three months ended March 30, 2002. The decrease was primarily due to a $0.3 million reduction in provisions for doubtful accounts due to lower levels of accounts receivable and revenues, a decrease in personnel costs as a result of our restructuring programs and a decrease in recruiting and training expenses as a result of our cost saving initiatives. General and administrative expenses as a percentage of total revenues increased slightly to 10.7% for the three months ended March 29, 2003 from 10.2% for the three months ended March 30, 2002 primarily due to a lower revenues base.

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

Stock-based compensation decreased 20.4% to $0.8 million for the three months ended March 29, 2003 from $1.0 million for the three months ended March 30, 2002 due to the cancellation of stock options from terminated employees primarily related to our restructuring programs. We expect to record stock-based compensation of $3.2 million and $0.6 million in fiscal 2003 and 2004, respectively. We expect that the amortization of deferred stock-based compensation will end during our fiscal quarter ending April 3, 2004.

Other income (expense).    Other income (expense) fluctuates based on the amount of interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

Other income was $0.6 million for both the three months ended March 29, 2003 and March 30, 2002. However, interest income decreased 37.1% to $0.4 million for the three months ended March 29, 2003 from $0.7 million for the three months ended March 30, 2002 due to lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment. The decrease in interest income was offset by an increase in other income (expense) due to realized gains on foreign currency transactions.

Provision for income taxes.    No provision for income taxes was recorded for both the three months ended March 29, 2003 and March 30, 2002 due to our accumulated net losses.

Comparison of the Nine Months Ended March 29, 2003 and March 30, 2002

Software license revenues.    Software license revenues decreased 4.4% to $32.0 million for the nine months ended March 29, 2003 from $33.4 million for the nine months ended March 30, 2002 primarily due to the continued weakness in information technology spending around the world. As a result, the total number of software license transactions decreased to 171 for the nine months ended March 29, 2003 from 228 for the nine months ended March 30, 2002. In addition, software license revenues in Europe decreased 31.2% to $7.5 million for the nine months ended March 29, 2003 from $10.9 for the nine months ended March 30, 2002 primarily due to a significant decrease in software license revenues during the three months ended March 29, 2003. The decrease in software license revenues in Europe for the nine months ended March 29, 2003 was partially offset by an increase in software license revenues in the Americas during the same period. During the nine months ended March 29, 2003, software license revenues from our Value Chain Portfolio of applications increased $6.8 million from the nine months ended March 30, 2002, while software license revenues from our eMatrix product collaboration platform and enterprise interoperability products decreased $7.1 million and $1.1 million, respectively, over the same period. We expect software license revenues from our Value Chain Portfolio of applications to increase and represent a greater proportion of our software license revenues.

Service revenues.    Service revenues decreased 8.7% to $51.2 million for the nine months ended March 29, 2003 from $56.0 million for the nine months ended March 30, 2002. The decrease was primarily due to a $7.9 million decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending, an increase in the proportion of professional services engagements led by systems integrators and a delay in our ability to recognize professional services revenue from a customer due to uncertainty of collecting the fees from the customer. The decrease in service revenues also resulted from a decrease in reimbursements received for out-of-pocket expenses incurred of $0.4 million due to a decrease in the number and scope of professional services engagements and an increase in the proportion of professional services engagements led by systems integrators and a $0.3 million decrease in training revenues due to fewer software license transactions with new customers. These decreases were partially offset by a $3.8 million increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 47.2% and 36.3% of service revenues for the nine months ended March 29, 2003 and March 30, 2002, respectively.

Cost of software licenses.    Cost of software licenses decreased 6.4% to $3.8 million for the nine months ended March 29, 2003 from $4.0 million for the nine months ended March 30, 2002. The decrease in cost of software licenses was primarily due to lower royalties as a result of decreased licensing of Oracle software.

Cost of services.    Cost of services decreased 15.7% to $35.4 million for the nine months ended March 29, 2003 from $42.0 million for the nine months ended March 30, 2002 primarily due to a $6.3 million decrease in independent systems integrator costs and lower travel and other operating expenses as a result of our cost saving initiatives, partially offset by higher recruiting fees.

Gross profit.    Gross profit increased 1.2% to $44.0 million for the nine months ended March 29, 2003 from $43.4 million for the nine months ended March 30, 2002. Gross profit as a percentage of total revenues, or gross margin, increased to 52.9% for the nine months ended March 29, 2003 from 48.6% for the nine months ended March 30, 2002. The increase in gross margin was primarily attributable to an increase in the relative proportion of our service revenues derived from maintenance and improvement in the gross margin on professional services revenues. Gross margin on software licenses increased slightly to 88.2% for the nine months ended March 29, 2003 from 87.9% for the nine months ended March 30, 2002 due to a decrease in the relative proportion of third-party integration and Oracle software licensed. Gross margin on services increased to 30.8% for the nine months ended March 29, 2003 from 25.1% for the nine months ended March 30, 2002 primarily due to an increase in the proportion of our services revenues derived from maintenance, an increase in the productivity of our professional services organization and a decrease in independent systems integrator costs.

Selling and marketing.    Selling and marketing expenses decreased 15.3% to $32.7 million for the nine months ended March 29, 2003 from $38.6 million for the nine months ended March 30, 2002 primarily due to a decrease in personnel and travel costs as a result of our restructuring programs and cost savings initiatives, lower recruiting and training expenses due to our cost saving initiatives and a decrease in commission expense as a result of lower software license revenues. Selling and marketing expenses as a percentage of total revenues decreased to 39.3% for the nine months ended March 29, 2003 from 43.1% for the nine months ended March 30, 2002 primarily due to the factors previously discussed.

Research and development.    Research and development expenses increased 4.4% to $19.2 million for the nine months ended March 29, 2003 from $18.4 million for the nine months ended March 30, 2002 primarily due to an increase in the use of third-party contractors and an increase in recruiting costs. Research and development expenses as a percentage of total revenues increased to 23.1% for the nine months ended March 29, 2003 from 20.6% for the nine months ended March 30, 2002 due to the factors previously discussed and a lower revenues base.

General and administrative.    General and administrative expenses decreased 12.0% to $8.2 million for the nine months ended March 29, 2003 from $9.3 million for the nine months ended March 30, 2002 primarily due to a $0.5 million reduction in provisions for doubtful accounts due to lower levels of accounts receivable and revenues, a decrease in personnel costs as a result of our restructuring programs and a decrease in recruiting and training expenses as a result of our cost saving initiatives. General and administrative expenses as a percentage of total revenues decreased to 9.8% for the nine months ended March 29, 2003 from 10.4% for the nine months ended March 30, 2002 due to the factors previously discussed.

Stock-based compensation.    Stock-based compensation decreased 15.9% to $2.5 million for the nine months ended March 29, 2003 from $2.9 million for the nine months ended March 30, 2002 due to the cancellation of stock options from terminated employees primarily related to our restructuring programs.

Restructuring charges.

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

The significant components of the October 2001 restructuring charge, non-cash adjustments, cash payments and the remaining accrual as of March 29, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
	(In millions)
Restructuring charges—fiscal 2002	$2.5	$0.5	$0.2	$3.2
Non-cash adjustments—fiscal 2002	(0.1)	(0.2)	(0.1)	(0.4)

Adjusted restructuring charges—fiscal 2002	2.4	0.3	0.1	2.8
Cash payments—fiscal 2002	(1.7)	(0.3)	(0.1)	(2.1)

Accrual balance as of June 29, 2002	0.7	—	—	0.7
Cash payments—fiscal 2003	(0.5)	—	—	(0.5)

Accrual balance as of March 29, 2003	$0.2	$—	$—	$0.2

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

The October 2002 restructuring program included a reduction in workforce of 88 employees, consisting of 32 employees in cost of service revenues, 29 employees in selling and marketing, 18 employees in research and development and nine employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The October 2002 restructuring program also included facility and lease costs related to the closure of certain excess facilities that we have exited and the termination of certain automotive lease contracts.

The significant components of the October 2002 restructuring charge, related cash payments and the remaining accrual as of March 29, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
	(In millions)
Restructuring charges	$3.3	$0.5	$3.8
Cash payments	(2.4)	(0.2)	(2.6)

Accrual balance as of March 29, 2003	$0.9	$0.3	$1.2

The October 2002 restructuring program was substantially completed during the three months ended March 29, 2003, and the remaining cash payments are expected to be made through June 28, 2003.

The Company will continue to evaluate current and projected market conditions in order to better align its operations and cost structure with such conditions and may take certain actions that may result in additional charges and expenses.

Other income (expense).    Other income decreased 44.4% to $1.6 million for the nine months ended March 29, 2003 from $2.8 million for the nine months ended March 30, 2002. The decrease was primarily due to a $1.3 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes.    No provision for income taxes was recorded for both the nine months ended March 29, 2003 and March 30, 2002 due to our accumulated net losses.

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

	March 29, 2003	June 29, 2002
	(In millions, except days)
Cash and equivalents	$129.9	$139.6
Working capital	$116.0	$131.6
Days sales outstanding for the quarter ended	89 Days	102 Days

During fiscal 2002 and the nine months ended March 29, 2003, our cash and equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring programs. We currently expect to incur losses from operations for fiscal 2003. Accordingly, we expect our liquidity to continue to decrease through fiscal 2003. The decrease in working capital was primarily attributable to a decrease in cash and equivalents due to our loss from operations and a decrease in accounts receivable as a result of a decrease in revenues and a reduction in the days of sales outstanding as a result of improved collections.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances and expires December 27, 2003. As of March 29, 2003, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of March 29, 2003.

Net cash used in operating activities for the nine months ended March 29, 2003 was $9.0 million primarily resulting from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to a reduction in days of sales outstanding and lower revenues. Net cash used in operating activities for the nine months ended March 30, 2002 was $7.9 million primarily resulting from our net loss and an increase in prepaid expenses and other current assets resulting from the prepayment of software royalties, offset by a decrease in accounts receivable due to lower revenues, a decrease in deferred maintenance revenues due to a reduction in new maintenance contracts and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $1.4 million and $6.1 million for the nine months ended March 29, 2003 and March 30, 2002, respectively, and primarily reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $3.5 million, primarily for the acquisition of computer hardware and software.

Net cash used in financing activities was $0.2 million for the nine months ended March 29, 2003 and consists of repurchases of common stock of $1.0 million, offset by the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $0.3 million and $0.5 million, respectively. Net cash provided by financing activities was $1.5 million for the nine months ended March 30, 2002 and consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

On January 21, 2003, our Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby we may repurchase up to $10.0 million of our common stock. Any common stock repurchases under the Program may be made over the one year period that began on January 27, 2003 and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During the three month period ended March 29, 2003, we purchased and retired 300,000 shares of our common stock under the Program for the aggregate cost of $1.0 million. Repurchases made under the Program were and are expected to be funded from available working capital.

On February 3, 2003, we announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provides eligible holders of outstanding, unexercised options to purchase shares of our common stock issued pursuant to our 1996 Plan and 1999 Plan with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options currently expected to be issued after September 7, 2003. The ratios of new replacement options to options tendered pursuant to the option exchange program will be as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of our Board and our executive officers are not eligible to participate in the option exchange program. The new replacement options will generally have an exercise price equal to the fair market value of our common stock on the date the new replacement stock options are granted, vest quarterly over a 30-month period and include a 24-month acceleration provision upon a change in control. Options to purchase approximately 2.6 million shares of our common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program. We expect to grant new replacement options to purchase an aggregate of approximately 1.5 million shares of our common stock after September 7, 2003 in exchange for the tendered and cancelled options. We do not expect the option exchange program to result in any additional compensation charges or variable plan accounting.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain application and integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations in which we guarantee or set a minimum amount of fees consisted of the following as of March 29, 2003:

	Remaining Three Months of	Fiscal Year
	Fiscal 2003	2004	2005	2006	2007	Thereafter
	(In millions)
Leases	$1.2	$4.3	$3.4	$2.9	$2.6	$6.0
Development agreements	0.2	—	—	—	—	—
Other contractual arrangements	—	0.8	—	—	—	—

	$1.4	$5.1	$3.4	$2.9	$2.6	$6.0

We do not have any off-balance sheet arrangements, other commitments or contractual obligations in addition to those set forth above and those included in our consolidated financial statements as of March 29, 2003.

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

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $20.8 million for the nine months ended March 29, 2003 and $28.7 million for fiscal 2002. As of March 29, 2003, we had an accumulated deficit of approximately $79.5 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs in October 2001 and October 2002 to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

The Weak Computer Software and Services Market and Worldwide Economic Conditions May Result in Decreased Revenues and Operating Losses

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

Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Management, Securities Analysts or Investors, Our Stock Price Could Decline

Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. Any disruption in our ability to conduct our business which occurs, especially in the third month of a quarter as was the case in the first quarter of fiscal 2002 due to the events of September 11, 2001, will likely have a material adverse effect on our operating results for that quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a shortfall in revenues in a particular quarter would have an adverse effect on our operating results for that quarter.

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software license and services revenues;

•	changes in the mix of the licensing of our eMatrix product collaboration platform, Value Chain Portfolio of applications and enterprise interoperability products;

•	the amount of royalty payments due to third-parties on our application and integration software products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators; and

•	the amount of training we provide to systems integrators and alliance partners related to our products and their implementation.

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

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our application and integration products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our application and integration products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

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

As competition in the PLM software market intensifies, new solutions will come to market. Our competitors may package their products in a manner that may discourage customers from licensing our software. Also, current and potential competitors may establish cooperative relationships among themselves or with third-parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business and operating results.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our foreign subsidiaries accounted for approximately 36.3% of our total revenues for the nine months ended March 29, 2003 and 33.9% and 26.9% of our total revenues for fiscal 2002 and 2001, respectively. Export sales from the United States accounted for approximately 7.3% of our total revenues for the nine months ended March 29, 2003 and 3.5% and 3.9% of our total revenues for fiscal 2002 and 2001, respectively. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain integration products from third-parties. We anticipate that we will continue to license technology from third-parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third-parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels and Improve Our Sales Execution

We will need to expand our direct and indirect global sales operations and improve our sales execution in order to increase market awareness and acceptance of our software and generate increased revenues. We market and license our products directly through our sales organization and indirectly through our global alliance partner and distributor network. Our ability to increase our global direct sales organization will depend on our ability to recruit, train and retain sales personnel with advanced sales skills and technical knowledge. Competition for qualified sales personnel is intense in our industry. In addition, it may take up to nine months for a new sales person to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired or existing sales personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, we may have difficulty licensing our products, and we may experience a shortfall in anticipated revenues.

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

Our Business May be Adversely Affected by Securities Class Action Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United State District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001 names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Even if successfully defended, this lawsuit could result in significant expense to us and the diversion of our management and technical resources, which may have a material adverse effect on our operating results.

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

Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

Currently, we rely on a combination of trademarks, copyrights and common law safeguards, including trade secret protection to protect our intellectual property rights. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third-party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and abroad and have other trademark and patent applications pending or in preparation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

We Could Incur Substantial Costs Defending Our Intellectual Property from Claims of Infringement

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. We may be subject to future litigation based on claims that our products infringe the intellectual property rights of others or that our own intellectual property rights are invalid. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. Claims of infringement could require us to reengineer or rename our products or seek to obtain licenses from third-parties in order to continue offering our products. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. Even if successfully defended, claims of infringement could also result in significant expense to us and the diversion of our management and technical resources.

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the nine months ended March 29, 2003, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. During fiscal 2002, our stock price fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international offices in Canada, England, France, Germany, Italy, Japan, Singapore, Taiwan and the Netherlands. Our international revenues are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. In addition, our foreign subsidiaries generally incur their expenses in local currency. Approximately 36.3% of our total revenues for the nine months ended March 29, 2003 and 33.9% and 26.9% of our total revenues for fiscal 2002 and 2001, respectively, were from our foreign subsidiaries. In addition, approximately 27.2% of our expenses for the nine months ended March 29, 2003 and 23.7% and 24.8% of our expenses for fiscal 2002 and 2001, respectively, were from our foreign subsidiaries. At March 29, 2003 and June 29, 2002, approximately 31.0% and 27.8%, respectively, of our total assets were located at our foreign subsidiaries.

Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a foreign currency. In addition, we are exposed to foreign exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition (“translation risk”). Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition.

Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in foreign currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions.

At March 29, 2003, we had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. Dollar.

Currency	Position	Maturity Date	Notional Amount	Notional Exchange Rate	Fair Market Value as of March 29, 2003
British pounds	Buy	4/11/03	149,017	1.577	$233,807

We plan to increase our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase.

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At March 29, 2003, we had $111.0 million, $0.2 million, $9.3 million and $0.9 million invested in money market mutual funds in the United States, Canada, Continental Europe and England, respectively. At March 29, 2003, we did not hold any direct investments in United States Treasury and Agency securities. At March 29, 2003, the weighted average interest rate on our investments was 1.34% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income. We expect our interest income to continue to decrease during the three months ended June 28, 2003 due to the recent decreases in market interest rates and lower levels of cash available for investment.

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

PART II—OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United State District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001 names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits. We and our officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement are invested in short-term, interest-bearing, investment-grade securities. Through March 29, 2003, we have used the proceeds from the initial public offering and concurrent private placement to pay for the offering expenses, fund approximately $8.6 million in investments in leasehold improvements, computer hardware and software and office furniture, repurchase and retire $1.0 million of our common stock and fund approximately $2.7 million of working capital to support our operations.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

On January 23, 2003, the Company filed a Current Report on Form 8-K disclosing the announcement of its common stock repurchase program whereby the Company may repurchase up to $10.0 million of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

By:	/s/ MAURICE L. CASTONGUAY
Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and chief accounting officer)

Dated: May 9, 2003

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

Date: May 9, 2003

/s/ MARK F. O’CONNELL
Mark F. O’Connell President and Chief Executive Officer

42

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

Date: May 9, 2003

/s/ MAURICE L. CASTONGUAY
Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer