Form 10-K
period 2003-06-28
MATRIXONE INC
filed 2003-09-05
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2003

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of December 27, 2002, the aggregate market value of the Common Stock held by non-affiliates based on the last sales price reported was $191,665,665.

As of September 2, 2003, there were 47,971,184 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2003 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended June 28, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MATRIXONE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 28, 2003

PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. MatrixOne, Inc. makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as “may,” “will,” “should,” “could,” “future,” “estimates,” “predicts,” “potential,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Any forward-looking statement should be considered in light of the factors discussed in Item 7 under “Cautionary Statements.”

ITEM 1:	BUSINESS

General

MatrixOne, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively managing product development efforts. These interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10™. Our Matrix10 solution is a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform™, Collaborative Applications™, Lifecycle Applications™ and enterprise interoperability products. These products allow our customers to address many critical business issues:

•	Gaining visibility, control and measurement of product investments;

•	Improving product development efficiencies by synchronizing the electronics, the mechanical packaging and the software development involved in bringing a new product to market;

•	Enabling global product development to harness the power of global resources;

•	Implementing world-class processes to drive efficiencies and increase quality;

•	Ensuring regulatory compliance; and

•	Leveraging outsourced design for alternative sources of reasonably priced design and quality.

We offer a variety of services that complement our PLM software. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training, maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementations.

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

Principal Products

The Matrix10 PLM environment provides organizations with a single, secure environment that eliminates the barriers to collaborative product development efforts caused by geographically dispersed organizations and value chains, multiple disparate systems and increasing security requirements. The Matrix10 PLM environment consists of four major components:

•	The Matrix PLM Platform serves as the foundation for the Matrix10 PLM environment and includes the MatrixOne PLM Modeling Studio™, which enables organizations to easily configure processes, interfaces and data schema;

•	Collaborative Applications facilitate collaboration within an enterprise and its network of global value chain partners;

•	Lifecycle Applications are fully interoperable PLM applications for specialized roles; and

•	Enterprise interoperability products enable seamless data sharing between third-party enterprise applications and desktop authoring tools, including leading mechanical computer-aided design (“MCAD”), electronic computer-aided design (“ECAD”) and software development applications.

Matrix PLM Platform

The Matrix PLM Platform is the foundation for the Collaborative Applications, Lifecycle Applications and enterprise interoperability products. The Matrix PLM Platform is a standards-based offering with a high level of performance and security that is designed to support global, enterprise-wide deployments in various industries. The Matrix PLM Platform is the core technology that provides all of the essential functionality that empowers our customers to deliver better products to market, in a shorter time frame, and at a lower cost.

The Matrix PLM Platform enables companies to automate and expedite business processes across employees, customers, suppliers and partners. In addition, the Matrix PLM Platform gives our customers an easy way to receive and find information, carry out tasks, and communicate, whether from desktops or Web browsers. It also provides protection against intruders and firewall-friendly, role-based access to only the most up-to-date and approved information.

The Matrix PLM Platform captures product and related process information simultaneously. Our customers can link and classify items, assign properties and provide role-based behavior. Unlike the URL approach, the Matrix PLM Platform’s objects contain detailed associations and services. It also handles many data sources, such as computer-aided design, product data management, enterprise resource planning (“ERP”), customer order, visualization and other applications. The Matrix PLM Platform also provides the flexibility needed to model and improve business processes dynamically, without disrupting business operations, and adapt to ever-changing requirements, suppliers, partners, acquisitions, technology and product direction in real time.

Some of the key features of the Matrix PLM Platform include:

•	dynamic modeling through the MatrixOne PLM Modeling Studio, which is an integrated set of tools that enable customers to rapidly configure our packaged solutions to meet their unique business needs. The MatrixOne PLM Modeling Studio enables organizations to leverage the proven business processes included in our Collaborative Applications and Lifecycle Applications while keeping the flexibility to easily configure processes, interfaces and data schema;

•	a scalable architecture that enables the addition of database servers and industry standard Web application servers for load balancing and supporting geographically dispersed deployments;

•	file storage services that enable efficient file server distribution so large files remain close to the users who access them most frequently, while ensuring that all users worldwide enjoy easy access to those files as needed;

•	a standards-based, open environment that enables organizations to quickly and easily implement a PLM strategy across diverse environments, applications and platforms;

•	indexing enhancements that improve the performance of large-scale databases;

•	advanced XML communication capabilities that enable seamless integration to other enterprise systems, both legacy and new, and drive a standards-based approach for system-to-system communication;

•	a common integration framework that ensures a standards-based approach for integration to a wide range of authoring and design tools, including MCAD, ECAD, ERP and office desktop tools; and

•	robust security that supports smart card authentication and digital certificate technologies, single-sign-on functionality and advanced lightweight directory access protocol integration ensures that suppliers, partners and project teams access only the information critical to their job function.

Collaborative Applications and Lifecycle Applications

Our portfolio of applications addresses the diverse needs of a wide range of both cross-functional and specialized roles within an organization. Companies can start with any one of our applications and add additional applications at a later time without interrupting their business operations. Through our MatrixOne PLM Modeling Studio these applications are easily configured and customized to fit a company’s existing processes and business. Together, these applications enable our customers’ users, across multiple divisions and companies, to contribute to the successful delivery of products and services.

Collaborative Applications

Our Collaborative Applications consist of a targeted set of applications that foster innovation through global teaming and workspaces, enabling organizations to work together with their value chain partners on structured work processes regardless of where the teams are located. Organizations can also manage and distribute the content generated by such collaboration. With these secure collaborative applications, organizations can derive high levels of value from their suppliers and partners and bring quality products to market faster. Our Collaborative Applications include:

•	MatrixOne Document Central™ enables organizations to securely manage and share documents across the value chain throughout the entire product lifecycle. This application enables companies to work with partners, suppliers and customers over the Web in a secure and scalable environment using standard Web browsers.

•	MatrixOne Team Central™ enables secure workspace management targeted at all users in an enterprise and the enterprise’s value chain regardless of a user’s functional group or geographic location. By enabling extended enterprise teams to work in shared workspaces online, this application reduces the time and cost spent searching for information and facilitates information exchange.

•	MatrixOne Program Central™ enables companies to efficiently manage complex programs and projects that depend on extensive collaboration across global value chains of employees, customers, suppliers and partners. This application provides management with real-time visibility into a project’s status in terms of process, costs and benefits. This application also enables direct access to the most current data and actual business processes that team members need.

Lifecycle Applications

Our Lifecycle Applications consist of a broad suite of interoperable PLM applications for the specialized roles involved in product planning, product development, product sourcing and product manufacturing that can be quickly and easily deployed in a wide range of industries. These applications cover a broad range of processes, from the conception of a new product to its delivery. In addition, our Lifecycle Applications enable suppliers and partners to become part of these processes and thereby transform the value chain into a virtual enterprise. Our Lifecycle Applications include:

•	MatrixOne Engineering Central™ manages product engineering data and processes throughout the entire product lifecycle, from concept to retirement. This application provides the ability to electronically define, edit, manage, distribute and view product engineering data and processes across the enterprise and global value chain. With this application, users can manage 2D and 3D CAD design data and create and collaborate on part information, bills-of-materials and product structures, associated design and manufacturing documentation, engineering change requests, and engineering change, order information and processes.

•	MatrixOne Product Central™ enables the management of product data and processes throughout the entire product lifecycle, from concept to retirement. This application provides the ability to electronically define, edit, manage, distribute and view product definition and processes across the enterprise and global value chain. With this application, users can manage product definitions and create and collaborate on requirements and feature information, generic bills of material and product structure associated with engineering part numbers and documentation, information and processes.

•	MatrixOne Specification Central™ enables companies to effectively manage all of their specifications in one secure global system by providing enterprise specification management, including development, review, approval and distribution. This application enables companies to shorten package and product development cycles, eliminate errors due to supplier miscommunication, drive standards throughout the enterprise, and leverage value-chain innovation by improving product quality.

•	MatrixOne Sourcing Central™ enables companies to effectively and efficiently manage the product sourcing process across the organization and global value chain as part of a new product introduction and ongoing program and purchasing effort. With this application, companies can break down internal functional barriers and achieve real-time collaboration and information sharing, over the Web in a secure environment, between engineering, purchasing, quality groups and global partners, suppliers and customers.

•	MatrixOne Supplier Central™ gives organizations the ability to streamline supplier relationship functions, including quality management, supplier development and part quality planning. With this application, users can track and maintain all relevant supplier information through “scorecards” that include report metrics on plants, certifications and supplier capabilities.

Our Application Development Kit enables application developers to create and deliver customized Matrix10 applications. We also offer an Application Library, which is a collection of widely used Matrix10 application components developed by our services organization. We continuously add new components to this library, and we distribute this library quarterly to provide our customers and systems integrators the benefit of our latest implemented solutions.

Enterprise Interoperability Products

We provide a broad spectrum of integration products that offer application-to-application interoperability and provide simultaneous access to real time data. These integration products give users cross-application control of information and processes on both sides of their firewall.

We offer approximately 50 off-the-shelf integrations and technologies to enable seamless data sharing between Matrix10 and other third-party MCAD, ECAD, computer-aided software engineering (“CASE”) applications and enterprise applications such as ERP, supply chain management and customer relationship management.

The MatrixOne Adaplet Tool Kit technology applies patent-pending enterprise application integration methodologies to drive both ready-to-use and custom solutions that integrate Matrix10 with other products.

Product Technology and Architecture

Our PLM software is based on an Internet architecture utilizing open standards and Extensible Mark-up Language (“XML”) technology and is enhanced by our proprietary technology for information integration and accelerated content delivery. An enterprise can choose from a variety of Web application server architectures, such as BEA WebLogic, IBM WebSphere and SunOne Web Server, to deploy their solution with no change to their business logic. In addition, an enterprise can base its solution on any mix of Java-based distributed software architectures, including Enterprise Java Beans, Remote Method Invocation and Common Object Request Broker Architecture. Our Matrix PLM Platform also offers XML capabilities that allow companies to exchange messages and content with collaborating partners or industry exchanges. Messages can comply with the evolving standard vocabularies such as RosettaNet, cXML or BizTalk or independently defined vocabularies. The result is a scalable, flexible environment that virtually eliminates the need for lengthy in-house development of complex custom software, thereby resulting in a lower cost of ownership. The software consists of an Internet platform, tailorable business process applications, reusable business process components, integrations to third-party software and development tools.

At the center of our architecture is the Matrix PLM Platform, which runs on Microsoft or UNIX operating systems. The Matrix PLM Platform forms the intermediary between the Collaborative Applications, Lifecycle Applications, enterprise interoperability products or the Matrix Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. The Matrix PLM Platform is compliant with hypertext transport protocol (“HTTP”) and secure HTTP, providing the business model and XML representations to HTML, Java and Wireless Markup Language applications.

The Web user interfaces are Java and HTML based applications that can run on Microsoft Internet Explorer, Netscape Communicator and other commercially available Web browsers. There are also Windows and UNIX versions of our products for users who prefer to run the applications on their desktop computers, rather than through a Web browser interface. We support numerous operating systems including Windows 98, Windows 2000, Windows XP, Windows NT, Hewlett Packard HP-UX, IBM AIX and Sun Solaris. We follow the Microsoft standards for Windows 98 and Windows 2000 and the Internet standards for Java running with Microsoft Internet Explorer and Netscape Communicator.

The storage layer includes support for multiple Oracle database servers and multiple file servers using standard file transfer protocols. In addition, we provide support for the IBM DB2 database. We also provide an enterprise application integration capability that allows data exchange with Web, legacy or incumbent applications.

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

Services

We offer professional services, training, maintenance and customer support directly through our own services organization and indirectly through our third-party network. Our services organization is committed to ensuring that our customers successfully utilize our products. We believe we have a high customer satisfaction level as a result of a combination of our software implementation methodology, our large, global partner network, and our professional services, training, maintenance and customer support programs. These programs are available globally and are designed to enable the rapid implementation of our products so our customers receive the benefits from their investment quickly. Our services are also designed to make our software easy to use and maintain, thus lowering ongoing costs to our customers. As of June 28, 2003, our services organization consisted of 173 employees.

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

We also offer a wide range of other professional services, including the development of customized user interfaces for our customers, and their suppliers, customers and other business partners. Our services organization consists of experienced professionals, many of whom have come from our customers’ industries, which helps us to provide strong domain experience. We also have personnel with strong backgrounds and skills in business process re-engineering, data conversion, application integration, system architecture and project management.

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

We are currently offering our installed base of customers a specialized upgrade program to Matrix10. We use an integrated team comprised of personnel from our professional services and engineering organizations and certain of our alliance partners to deliver solutions to upgrade our customers from their existing version of MatrixOne products to Matrix10 using a standardized process. This program allows customers, regardless of the complexity of their current solution, to take advantage of best practices for PLM solutions.

Customers

We target large-to-medium size organizations throughout the world in growth industries. As of June 28, 2003, we had over 650 customers. Our installed base of customers represents numerous industries, including aerospace and defense, automotive, consumer packaged goods, high technology, medical equipment, machinery and the process industries. No one customer accounted for more than 10% of our revenues in fiscal 2003 or 2002. During fiscal 2001, one customer represented approximately 11.3% of our revenues.

Geographical Information

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At June 28, 2003 and June 29, 2002, approximately 33.6% and 27.8%, respectively, of our total assets were located at our foreign subsidiaries. Approximately 35.6%, 33.9% and 26.9% of our total revenues for fiscal 2003, 2002 and 2001, respectively, were from our foreign subsidiaries and approximately 28.1%, 23.7% and 24.8% of our expenses for fiscal 2003, 2002 and 2001, respectively, were from our foreign subsidiaries. The remainder of our assets, revenue and expenses for the aforementioned periods were located at or derived from operations in the United States. Export sales from the United States accounted for approximately 6.2%, 3.5% and 3.9% of our total revenues for fiscal 2003, 2002 and 2001, respectively. Refer to Note 12 to our Consolidated Financial Statements for additional information regarding our geographical information.

Research and Development

We pursue research and development through our internal engineering organization, third-party alliances and collaborative development efforts with our customers. Our internal research and development organization is divided into three product groups, platform, application and integration engineering, with common support groups. The focus of these three product groups is to broaden the global appeal of our products by improving our products’ performance and scalability, expanding the use of XML technology for data representation and collaboration, adding application services, increasing our distribution and replication alternatives, expanding our ability to integrate our technology with other applications used by our customers, and extending our Internet security capabilities. The platform engineering group is responsible for the development of Internet infrastructure products, such as our servers, dynamic business modeling engine, database caching and application integration. The platform engineering group researches and develops advanced architectures and technologies and closely follows industry developments and standards related to the Internet, operating systems and software technologies. The application engineering group develops Internet applications for our customers. The integration engineering group develops Internet applications that enable customers to link commercial and proprietary applications and legacy systems with our products. The application and integration engineering groups work closely with our sales, services and product management organizations and use the application expertise, domain experience and resources of our customers and alliance partners to develop and license applications and integrations. Quality engineering, release engineering and documentation groups support all three of our product groups and contract engineering companies provide additional engineering resources.

We maximize our research and development efforts by working closely with our alliance partners and customers to develop software applications and integration products. We have relationships with third-parties to develop several of our applications, either through joint royalty relationships or on a subcontract basis. We also jointly develop software applications with our customers and typically retain the right to generalize the application for use with other customers. A critical focus of our research and development alliances is to increase the number and scope of customer-facing, supplier-facing and industry-specific applications. We have also established relationships with third-parties to develop or assist in the development of the majority of our application and integration products pursuant to which we typically pay the third-party a royalty in connection with the license of these products by our customers. These relationships have allowed us to increase the number of Collaborative Applications, Lifecycle Applications and enterprise interoperability products we offer to customers. We market, license and support our Collaborative Applications, Lifecycle Applications and enterprise interoperability products through our direct sales organizations, alliance partners and distributors around the globe. We also work with our customers, systems integrators and complementary technology vendors to extend our Collaborative Applications, Lifecycle Applications and enterprise interoperability products to supply chain management, customer relationship management, component supplier management and additional product data management applications. Our research and development expenses were $25.0 million, $25.4 million and $19.7 million for fiscal 2003, 2002 and 2001, respectively. We expect to increase our internal research and development efforts, as well as our third-party research and development in fiscal 2004.

Selling and Marketing

We market and license our collaborative PLM solutions through our direct sales organization, distributors and other business alliances. As of June 28, 2003, our direct sales organization consisted of 130 sales and marketing employees in 33 locations around the world. We have 22 sales offices in North America, seven in Europe and four in Asia/Pacific. Our European, Middle East and Africa, or EMEA, sales organization is headquartered in Amsterdam, the Netherlands with other offices in Coventry, England; Lyon and Paris, France; Munich and Stuttgart, Germany; and Milan, Italy. Our Asia/Pacific offices are located in Tokyo, Japan; Seoul, Korea; Singapore; and Taipei, Taiwan. We plan to expand our direct sales organization, build an indirect sales organization in North America, and establish additional domestic and international sales offices.

Most of the licensing of our collaborative PLM solutions in North America is made by our direct sales organization although we are building our indirect sales channels to reach additional markets in North America. In EMEA, we market, license and service our products through both our direct sales force and distributors, while in Asia/Pacific, we rely primarily on our network of distributors and resellers, with assistance from our direct sales force. Our network of domestic and international distributors and resellers comprises over 35 companies.

Increasingly, we are focusing on targeted vertical markets such as automotive, high technology and consumer packaged goods, where we believe our value proposition and track record of customer success gives us the greatest market opportunity. We also target and have customers in the aerospace and defense, medical equipment, machinery and process industries.

Through our alliance relationship announced in May 2003 with IBM and Cadence Design Systems, we are also providing solutions tailored specifically for the global electronics industry, a growing market segment that is beginning to involve product development activities across all major vertical markets as electronics continue to proliferate into all product categories.

Our sales team, which includes our direct sales and technical professionals as well as our alliance partners, works closely with customers to identify short-term needs and long-term goals and then to develop a proposal to address customers’ PLM requirements. Our sales process often commences with a rapid proof of concept or product demonstration. The sales cycle for our products ranges from one to nine months based on the customer’s need to rapidly implement a PLM solution and whether the customer is new or is extending its existing implementation.

We have a Customer Success Center to support our global sales efforts. Our Customer Success Center provides the facilities necessary to help customers and prospective customers more easily outline their goals and achieve their objectives through interaction with our executives and resources. Our Customer Success Center is open to all our customers and prospective customers for strategy and technical meetings, as well as for training.

Our marketing personnel assist in generating new sales opportunities by creating various marketing programs, creating press and industry analyst interest and support, updating our Web site, and hosting or sponsoring various events. We conduct joint seminars with key alliance partners and participate in a number of alliance partner-sponsored trade shows and industry events. We also provide speakers from our company and our customers to represent us in a number of industry forums. We communicate regularly with our installed customer base via quarterly newsletters and by hosting annual customer conferences. Our public relations strategy is designed to convey our messages to appropriate audiences, and we reinforce this through our ongoing communications with a number of key industry analysts, financial analysts and members of the press.

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

Systems Integrators

We have established strategic relationships with over 20 global and regional systems integration partners that provide expertise in a number of areas including MatrixOne solution implementations, solution selection, business consulting, business process re-engineering, development of best practices and business processes, solution integration, and specific industries. Our systems integration partners include Accenture, Atos Origin, Bearing Point, Cap Gemini Ernst & Young, Deloitte Consulting, Fujitsu, gedas, Hewlett Packard, IBM Global Services, Infosys Technologies, NS Solutions, Satyam Computer Services, Scandent, Softlab, Tata Consulting Services and T-Systems.

Independent Software Vendors (ISVs)

Our ISV partners, who include application developers and software solution providers, extend our collaborative PLM solutions with their suite of additional integrations and complimentary applications.

Original Equipment Manufacturers (OEMs)

We work with OEM partners to deliver the power of our collaboration PLM solutions as part of their own products. OEMs offer vertical solutions for a specific industry or market and add our products to their own solutions, or embed MatrixOne technology into their software.

Platform Partners

Our platform partners enable our customers to take advantage of technological advances and simultaneously extend the value of their investments in existing infrastructure and information systems. Our close relationships with major hardware vendors assures our customers that their MatrixOne solutions will deliver maximum stability, security, performance, and scalability. In addition, our relationships with database, middleware, operating systems, and networking software companies enable our collaborative PLM solutions to run in diverse and rapidly evolving software environments and enhance the open architecture of MatrixOne software, thereby enabling interoperable collaboration capabilities.

Resellers

We work with two types of resellers to deliver, implement, and support our collaborative PLM solutions:

•	Value-added resellers (“VARs”) work in a certain geographical region or market segment, providing a total solution of software, implementation services, and their own added-value products and services. Our customers use VARs for industry-specific solutions, particular professional services expertise, or the ability to leverage third-party systems.

•	Distributors provide a sales and services channel for our customers in geographic areas where we may not have local coverage. Distributors license, implement, extend, and support our solutions and may also offer specific industry, application or technical know-how.

Competition

The market for collaborative PLM software is relatively new, intensely competitive, highly fragmented and changing rapidly. We compete against different companies depending on the geographic region, the size of the potential customer, and the scope of the proposed solution. We currently compete against:

•	in-house development efforts by potential customers;

•	vendors with CAD/CAM product backgrounds such as Dassault Systems, Parametric Technology and Electronic Data Systems;

•	vendors with enterprise application backgrounds such as Oracle and SAP;

•	vendors providing some aspects of PLM functionality such as Agile Software;

•	emerging companies focused on enterprise application integration and eBusiness; and

•	vendors that focus on local markets.

We expect that competition will increase as a result of continued increased usage of the Internet and ongoing software industry consolidation. Moreover, a number of enterprise software companies have acquired providers of point solutions to expand their product lines and vendors with various product backgrounds continue to enter the PLM market. Our competitors may also package their products in a manner that may discourage customers from licensing our software. Current and potential competitors may establish cooperative relationships among themselves or with third-parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us.

We believe that our ability to compete depends on many factors, both within and beyond our control, including, without limitation:

•	the performance, functionality, scalability, flexibility and business value of our solutions;

•	the timing and market acceptance of new products and product enhancements;

•	the effectiveness of our selling and marketing efforts; and

•	the quality and performance of our services.

Although we believe that we currently compete favorably as to each of these factors, we expect competition to persist and intensify as the market in which we compete continues to mature and evolve. In addition, new competitors could emerge and rapidly capture market share. Increased competition from existing or potential competitors could result in reductions in price and revenues, reduced margins, loss of customers and loss of market share, any one of which would negatively impact our operating results.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent upon our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Our continued success will also depend in part upon our ability to share our proprietary rights with our alliance partners. Generally, when we develop applications or software in conjunction with our customers or third-parties, we retain non-exclusive rights to the code that is created. Currently, we rely on a combination of copyright, trademark and trade secret laws, as well as non-disclosure agreements with our employees, customers, alliance partners, consultants and systems integrators to protect our proprietary rights. In the future, we also intend to rely on patents to protect our proprietary rights. We license our software pursuant to non-exclusive license agreements that impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by executing confidentiality agreements with anyone having access to our proprietary information and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

We have one patent application pending in the United States. It is possible that no patent will issue from this application. We have six registered trademarks and three pending trademark applications in the United States. In addition, we have two registered trademarks and four pending trademark applications in various foreign jurisdictions. Registered trademarks may not issue from these United States and foreign applications or the applications or registrations may be contested.

Despite our efforts to protect our intellectual property and proprietary rights, existing laws afford only limited protection. We operate throughout the world and the protection available in other jurisdictions for our intellectual property may not be available to the same extent protection is available in the United States or at all. Others may be able to develop technologies that are superior or similar to our technology. Attempts may be made to reverse engineer our products or to obtain and use information that we regard as proprietary. Our customers, alliance partners, suppliers, and former employees may disclose our proprietary information to parties that may use that information to compete against us. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our intellectual property is difficult. Expensive litigation may be necessary in the future to enforce our intellectual property rights.

We utilize technology that is provided by third-parties and integrated into our products. These technologies may infringe another party’s proprietary rights. We attempt to obtain product infringement indemnification protection in contracts when we integrate third-party products and technology into our products. It is also possible that third-parties will claim that we have infringed their proprietary rights. We expect that software providers will increasingly be subject to infringement claims as the number of products in different industry segments increase and overlap. From time to time, we have received correspondence from competitors asserting potential infringement of intellectual property rights or other claims based upon the integration of our software with one or more of their software offerings; such integrations are typically performed at the request of mutual customers. Any resulting claim or litigation, even if successfully defended, could result in substantial costs and diversion of resources and management time and could have a material negative effect on our operating results.

Employees

As of June 28, 2003, we had a total of 450 employees. Of the total employees, 104 were in product development, engineering or systems engineering, 130 in sales and marketing, 173 in services and 43 in operational, financial and administrative functions.

Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe our relations with our employees are good.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission may be obtained through the Investor Relations section of our website at www.matrixone.com/investor as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 2:	PROPERTIES

Our headquarters is located in a 52,000 square foot facility in Westford, Massachusetts, which we occupy under an office lease expiring in December 2010. We also lease office space in 14 states throughout the United States, and we lease office space in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands, under leases with terms expiring at various times through fiscal 2010. We believe that additional space will be required as our business expands and will be available as required on acceptable terms.

ITEM 3:	LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to the underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1.0 billion by insurers of the participating issuer defendants. If recoveries totaling $1.0 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 28, 2003, through the solicitation of proxies or otherwise.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ National Market under the symbol “MONE”. The price range per share reflected in the table below is the high and low bid information for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
Fiscal year ended June 28, 2003:
First quarter	$7.36	$3.26
Second quarter	$5.68	$1.78
Third quarter	$5.24	$3.00
Fourth quarter	$5.49	$2.58

Fiscal year ended June 29, 2002:
First quarter	$21.76	$5.25
Second quarter	$13.97	$4.00
Third quarter	$16.93	$8.48
Fourth quarter	$9.70	$4.87

On September 2, 2003, there were approximately 513 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On September 2, 2003, the last reported sale price per share of our common stock on the NASDAQ National Market was $5.42.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Our credit facility currently prohibits the payment of cash dividends on our common stock.

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through June 28, 2003, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $9.5 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) repurchase $1.0 million of our common stock, and (d) fund approximately $4.0 million of working capital to support our operations.

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6:	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 and the consolidated balance sheet data as of June 28, 2003 and June 29, 2002 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended July 1, 2000 and July 3, 1999 and the consolidated balance sheet data as of June 30, 2001, July 1, 2000 and July 3, 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software license	$41,079	$47,443	$84,290	$40,977	$21,851
Service	68,329	74,020	61,100	35,474	20,505

Total revenues	109,408	121,463	145,390	76,451	42,356

Cost of revenues:
Software license	5,422	5,927	8,212	4,424	3,323
Service	46,539	54,478	45,737	28,123	15,477

Total cost of revenues	51,961	60,405	53,949	32,547	18,800

Gross profit	57,447	61,058	91,441	43,904	23,556

Operating expenses:
Selling and marketing	41,589	48,166	56,273	35,765	20,611
Research and development	25,049	25,374	19,749	8,553	5,792
General and administrative	10,452	12,814	10,406	5,487	4,479
Stock-based compensation	3,195	3,910	4,142	3,593	622
Restructuring charges	3,423	2,812	—	—	—

Total operating expenses	83,708	93,076	90,570	53,398	31,504

Income (loss) from operations	(26,261)	(32,018)	871	(9,494)	(7,948)
Other income (expense), net	1,922	3,313	8,940	3,041	244
Provision for income taxes	(141)	—	(1,465)	—	—

Income (loss) from continuing operations	(24,480)	(28,705)	8,346	(6,453)	(7,704)
Income from discontinued operations	—	—	500	—	—

Net income (loss)	$(24,480)	$(28,705)	$8,846	$(6,453)	$(7,704)

Basic net income (loss) per share:
Continuing operations	$(0.52)	$(0.62)	$0.19	$(0.36)	$(1.74)
Discontinued operations	—	—	0.01	—	—

Net income (loss)	$(0.52)	$(0.62)	$0.20	$(0.36)	$(1.74)

Shares used in computation	47,489	46,147	43,543	17,966	4,428

Diluted net income (loss) per share:
Continuing operations	$(0.52)	$(0.62)	$0.17	$(0.36)	$(1.74)
Discontinued operations	—	—	0.01	—	—

Net income (loss)	$(0.52)	$(0.62)	$0.18	$(0.36)	$(1.74)

Shares used in computation	47,489	46,147	50,357	17,966	4,428

	As of
	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	July 3, 1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,665	$139,642	$156,349	$153,455	$11,036
Working capital	115,107	131,617	154,193	146,012	7,892
Total assets	168,684	200,948	217,626	184,417	29,887
Redeemable convertible preferred stock	—	—	—	—	17,015
Total stockholders’ equity (deficit)	129,385	149,090	169,316	151,593	(6,042)

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements due to various factors, including, but not limited to, those set forth under “Cautionary Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

MatrixOne, Inc. is a provider of collaborative PLM solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively managing product development efforts. These interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix 10. Our Matrix 10 solution is a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Software license revenues from our suite of software products and the number of software license transactions for fiscal 2003, 2002 and 2001 are set forth below:

	Year Ended
(In millions, except transaction volumes)	June 28, 2003	June 29, 2002	June 30, 2001
Matrix PLM Platform	$18.1	$29.7	$61.5
Collaborative Applications and Lifecycle Applications	18.7	12.0	9.4
Enterprise interoperability products	4.3	5.7	13.4

	$41.1	$47.4	$84.3

Number of software license transactions	224	302	321

We offer a variety of services that complement our PLM software. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands and indirectly through our alliance partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions, and we expect revenues by geographic region to continue to fluctuate each period. Our revenues by major geographical region, including exports into such regions, for fiscal 2003, 2002 and 2001 were as follows:

	Year Ended
(In millions)	June 28, 2003	June 29, 2002	June 30, 2001
North America	$63.7	$75.8	$100.6
Europe	28.7	31.1	32.1
Asia/Pacific	17.0	14.6	12.7

	$109.4	$121.5	$145.4

Our international subsidiaries generally invoice their customers in local currency. Therefore, our revenue, when stated in U.S. Dollars, is subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency on our revenues. Accordingly, if the dollar weakens relative to foreign currencies, our revenues would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues would decrease. If our revenues for fiscal 2003 had been translated at exchange rates for the comparable period a year ago, our revenues would have been $4.2 million lower.

Although we license our software and provide services to numerous customers, a single customer may represent more than 10% of our quarterly or annual total revenues. No one customer accounted for more than 10% of our revenues in fiscal 2003 or 2002. During fiscal 2001, one customer represented approximately 11.3% of our revenues. We expect that revenues from large orders will continue to account for a significant percentage of our total revenues in future quarters.

As a result of weakness in information technology spending and global economic conditions and the related impact on our business, in October 2001, October 2002 and April 2003 we implemented restructuring programs to reduce our expenses to align our operations and cost structure with current and projected market conditions and our strategic initiatives. These restructuring programs primarily consisted of a reduction in the number of employees across all functions and locations, a significant reduction in the use of independent contractors across all functions and locations and the closure of excess facilities. As a result of our restructuring programs and other cost saving initiatives, we have reduced our number of employees 26.7% from 614 as of September 29, 2001 to 450 as of June 28, 2003. We will continue to evaluate current and projected market conditions in order to better align our operations and cost structure with these conditions, and we may in the future take certain actions that result in additional charges and expenses.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of June 28, 2003, we had an accumulated deficit of approximately $83.2 million. We currently expect to incur net losses in fiscal 2004.

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

We believe the following sets forth the most important accounting policies we used in the preparation of our consolidated financial statements and those that affect our more significant estimates and judgments, which have been reviewed by our Disclosure Committee, consisting primarily of our senior management team, and the Audit Committee of our Board of Directors.

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

We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

We recognize software license revenues upon execution of a signed license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software license is considered delivered when the customer is provided access to the software files.

In accordance with our agreements with our value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license our software to its customers (“end users”). Therefore, we have no obligation to the Alliance Partner’s end users. Accordingly, we recognize software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a noncancellable, binding written arrangement with the ultimate end user and delivery of the software to the Alliance Partner.

We recognize revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through third-parties are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs to expected labor costs. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized using a concept of proportional performance based upon the ratio of direct labor costs to expected labor costs.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was $2.2 million at June 28, 2003.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. A reduction in the license or discontinuation of software for which we have prepaid royalty fees may result in additional charges to cost of software license revenues. Prepaid software royalty fees aggregated $3.6 million at June 28, 2003.

Property and Equipment

We estimate the useful lives of our property and equipment, and we record depreciation on a straight-line basis over the estimated useful lives of our property and equipment. We regularly review our estimate of the useful lives and net book value of our property and equipment in order to determine if events and circumstances, such as changes in technology, product obsolescence and changes in our business, may require a change in the estimated useful lives of our property and equipment or recognition of an impairment loss, both of which would increase our operating expenses. For additional information regarding the composition and value of our property and equipment and the related estimated useful lives, refer to Notes 1 and 2 to our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the estimated amount that is more likely than not to be realized. During our assessment of the valuation allowance, we consider future taxable income and ongoing tax planning strategies on a consolidated basis and in the tax jurisdictions in which we operate. We have recorded a valuation allowance against our deferred tax assets due to the fact it is more likely than not that the deferred tax assets will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis. For additional information regarding the composition and value of our deferred tax assets, refer to Note 6 to our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Software License and Professional Services Warranty

We generally provide a 90 day warranty on our software products and professional services. Our software products are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in the applicable software product documentation. To date, our software product warranty expense has not been material. Our professional services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in our standard professional services contracts. In the event the customer requests the work be corrected or additional work be performed, we generally will provide additional professional services at no charge to comply with our warranty obligations to ensure customer satisfaction.

We provide for an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warrant obligations by providing in-kind services. Our warranty accrual was $0.9 million at June 28, 2003. For additional information regarding the activity related to our warranty accrual, refer to Note 4 to our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth consolidated statement of operations data expressed as a percentage of total revenues for each period indicated. These historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Revenues:
Software license	37.5%	39.1%	58.0%
Service	62.5	60.9	42.0

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	5.0	4.8	5.6
Service	42.5	44.9	31.5

Total cost of revenues	47.5	49.7	37.1

Gross profit	52.5	50.3	62.9

Operating expenses:
Selling and marketing	38.0	39.7	38.7
Research and development	22.9	20.9	13.6
General and administrative	9.6	10.5	7.1
Stock-based compensation	2.9	3.2	2.8
Restructuring charges	3.1	2.3	—

Total operating expenses	76.5	76.6	62.2

Income (loss) from operations	(24.0)	(26.3)	0.7
Other income, net	1.7	2.7	6.1
Provision for income taxes	(0.1)	—	(1.0)

Income (loss) from continuing operations	(22.4)	(23.6)	5.8
Gain on sale of discontinued operations	—	—	0.3

Net income (loss)	(22.4)%	(23.6)%	6.1%

Comparison of the Fiscal Years Ended June 28, 2003 and June 29, 2002

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products.

Software license revenues decreased 13.4% to $41.1 million for fiscal 2003 from $47.4 million for fiscal 2002 primarily due to the continued weakness in information technology spending around the world. As a result, the total number of software license transactions decreased to 224 for fiscal 2003 from 302 for fiscal 2002, and the number of software license transactions in excess of $1.0 million decreased to 8 for fiscal 2003 from 10 for fiscal 2002. Software license revenues also decreased due to a significant decrease in software license revenues in Europe.

Software license revenues in Europe decreased 40.0% to $8.4 million for fiscal 2003 from $14.0 million for fiscal 2002 primarily due to weakness in information technology spending in Europe and poor sales execution, especially during the three months ended March 29, 2003. Software license revenues in North America decreased 6.2% to $22.6 million for fiscal 2003 from $24.1 million for fiscal 2002, while software license revenues in Asia/Pacific increased 8.6% to $10.1 million for fiscal 2003 from $9.3 million for fiscal 2002.

Software license revenues from our Collaborative Applications and Lifecycle Applications increased 55.5% to $18.7 million for fiscal 2003 from $12.0 million for fiscal 2002 as a result of our customers expanding their existing implementations to include these new products and new customers including them in their initial purchases. Software license revenues from our Matrix PLM Platform and enterprise interoperability products decreased $11.7 million and $1.3 million, respectively, over the same period primarily due to a reduction in software license revenues from new customers. We expect software license revenues from our Collaborative Applications and Lifecycle Applications to increase and represent a greater proportion of our software license revenues.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract.

Service revenues decreased 7.7% to $68.3 million for fiscal 2003 from $74.0 million for fiscal 2002. The decrease was primarily due to a $10.0 million decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending, an increase in the proportion of professional services engagements led by systems integrators and a delay in our ability to recognize professional services revenue from a customer due to uncertainty of collecting the fees from the customer. The decrease in service revenues also resulted from a decrease in reimbursements received for out-of-pocket expenses incurred of $0.2 million due to a decrease in the number and scope of professional services engagements and a $0.6 million decrease in training revenues due to fewer software license transactions with new customers. These decreases were partially offset by a $5.1 million increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 48.3% and 37.7% of service revenues for fiscal 2003 and fiscal 2002, respectively.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Collaborative Applications, Lifecycle Applications and enterprise interoperability products licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on Collaborative Applications, Lifecycle Applications and enterprise interoperability products and the amount of amortization of prepaid software royalty fees.

Cost of software licenses decreased 8.5% to $5.4 million for fiscal 2003 from $5.9 million for fiscal 2002. The decrease in cost of software licenses was primarily due to lower royalties as a result of a decrease in the licensing of enterprise interoperability software.

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

Cost of services decreased 14.6% to $46.5 million for fiscal 2003 from $54.5 million for fiscal 2002 primarily due to a $7.3 million decrease in independent systems integrator costs and lower travel and other operating expenses as a result of our cost saving initiatives.

Gross profit. Gross profit decreased 5.9% to $57.4 million for fiscal 2003 from $61.1 million for fiscal 2002. Gross profit as a percentage of total revenues, or gross margin, increased to 52.5% for fiscal 2003 from 50.3% for fiscal 2002. The increase in gross margin was primarily attributable to an increase in the relative proportion of our service revenues derived from maintenance and improvement in the gross margin on professional services revenues. Gross margin on software licenses decreased slightly to 86.8% for fiscal 2003 from 87.5% for fiscal 2002 due to an increase in the relative proportion of third-party Collaborative Application and Lifecycle Application software licensed. Gross margin on services increased to 31.9% for fiscal 2003 from 26.4% for fiscal 2002 primarily due to an increase in the proportion of our services revenues derived from maintenance, an increase in the productivity of our professional services organization and a decrease in independent systems integrator costs.

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

Selling and marketing expenses decreased 13.7% to $41.6 million for fiscal 2003 from $48.2 million for fiscal 2002 primarily due to a $5.7 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and a $1.4 million decrease in fees for contractors, consultants and outside services due to our cost saving initiatives, slightly offset by higher commission expense. Selling and marketing expenses as a percentage of total revenues decreased to 38.0% for fiscal 2003 from 39.7% for fiscal 2002 primarily due to the factors previously discussed.

Research and development. Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the use of third-parties to develop specific Collaborative Applications, Lifecycle Applications and enterprise interoperability products and utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel.

Research and development expenses decreased slightly by 1.3% to $25.0 million for fiscal 2003 from $25.4 million for fiscal 2002. Research and development expenses as a percentage of total revenues increased to 22.9% for fiscal 2003 from 20.9% for fiscal 2002 due to a lower revenues base.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

General and administrative expenses decreased 18.4% to $10.5 million for fiscal 2003 from $12.8 million for fiscal 2002 primarily due to a $1.4 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and a $1.0 million reduction in the provision for doubtful accounts due to lower levels of accounts receivable and revenues. General and administrative expenses as a percentage of total revenues decreased to 9.6% for fiscal 2003 from 10.5% for fiscal 2002 due to the factors previously discussed.

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

Stock-based compensation decreased 18.3% to $3.2 million for fiscal 2003 from $3.9 million for fiscal 2002 due to the cancellation of stock options from terminated employees primarily related to our restructuring programs. We expect to record stock-based compensation of $0.6 million in fiscal 2004, and we expect that the amortization of deferred stock-based compensation will end during our third fiscal quarter ending April 3, 2004.

Restructuring charges.

As discussed in the comparison of the fiscal years ended June 29, 2002 and June 30, 2001, in October 2001 we implemented a restructuring program to reduce our expenses.

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2002 we implemented another restructuring program to further reduce expenses to align our operations and cost structure with current and projected market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

The October 2002 restructuring program included a reduction in workforce of 86 employees, consisting of 32 employees in cost of service revenues, 28 employees in selling and marketing, 17 employees in research and development and nine employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The October 2002 restructuring program also included facility and lease costs related to the closure of certain excess facilities that we have exited and the termination of certain automotive lease contracts.

During the three months ended June 28, 2003, we recorded an adjustment of $0.6 million to the restructuring charge related to the October 2002 restructuring program as a result of the favorable settlement of certain employee severance and lease arrangements and lower than anticipated fringe benefit costs.

The significant components of the October 2002 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of June 28, 2003 were as follows:

(In millions)	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges	$3.3	$0.5	$3.8
Non-cash adjustments	(0.5)	(0.1)	(0.6)

Adjusted restructuring charges	2.8	0.4	3.2
Cash payments	(2.4)	(0.3)	(2.7)

Accrual balance as of June 28, 2003	$0.4	$0.1	$0.5

The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through December 31, 2003.

April 2003 Restructuring Program

In April 2003, we reorganized certain of our operations to further reduce expenses and to better align our management structure with our strategic initiatives (the “April 2003 restructuring program”). The April 2003 restructuring program consisted solely of the elimination of certain positions within the Company, primarily at the Vice President and Director level.

The April 2003 restructuring program included a reduction in workforce of 13 employees, consisting of seven employees in selling and marketing, four employees in research and development and two employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The significant components of the April 2003 restructuring program and the related charges, cash payments and the remaining accrual as of June 28, 2003 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge	$0.5
Cash payments	(0.3)

Accrual balance as of June 28, 2003	$0.2

The April 2003 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through November 30, 2003.

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, interest expense related to borrowings under our credit facilities, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

Other income decreased 42.0% to $1.9 million for fiscal 2003 from $3.3 million for fiscal 2002. The decrease was primarily due to a $1.6 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment, offset by a slight decrease in other expense, which included losses on disposals of fixed assets in fiscal 2002. We expect our interest income to continue to decrease in fiscal 2004 due to the recent decreases in market interest rates and lower levels of cash available for investment.

Provision for income taxes. In fiscal 2003, we recorded a provision for income taxes of $0.1 million related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for fiscal 2002 due to our accumulated net losses.

Comparison of the Fiscal Years Ended June 29, 2002 and June 30, 2001

Software license revenues. Software license revenues decreased 43.7% to $47.4 million for fiscal 2002 from $84.3 million for fiscal 2001. The decrease was primarily due to the weakening of the global economy and a decrease in information technology spending. In addition, new customers are starting new information technology projects with smaller initial software license investments. Accordingly, the average deal size of our software license transactions decreased and software licensed to new customers decreased during fiscal 2002. Software license revenues decreased $35.1 million in North America, $0.7 million in Europe and $1.1 million in Asia/Pacific due to the factors previously discussed.

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

Cost of software licenses. Cost of software licenses decreased 27.8% to $5.9 million for fiscal 2002 from $8.2 million for fiscal 2001. The decrease in cost of software licenses was primarily due to a $4.5 million decrease in royalties on enterprise interoperability software as a result of decreased licensing of third-party enterprise interoperability software, offset by a $2.0 million increase in royalties on Collaborative Application and Lifecycle Application software as a result of increased licensing of third-party Collaborative Application and Lifecycle Application software and amortization of certain prepaid royalties.

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

Gross profit. Gross profit decreased 33.2% to $61.1 million for fiscal 2002 from $91.4 million for fiscal 2001. Gross profit as a percentage of total revenues, or gross margin, decreased to 50.3% for fiscal 2002 from 62.9% for fiscal 2001. The decrease in gross margin was primarily attributable to a decrease in higher margin software license revenues and an increase in the relative proportion of our total revenues derived from lower margin service revenues. Gross margin on software licenses decreased to 87.5% for fiscal 2002 from 90.3% for fiscal 2001 primarily due to an increase in the relative proportion of third-party Collaborative Application and Lifecycle Application software licensed, which are subject to royalties. During fiscal 2002, we adopted the provisions of EITF No. 01-14 relating to the accounting for reimbursements received for out-of-pocket expenses incurred. Accordingly, our service revenues include reimbursements received for out-of-pocket expenses incurred, which had been previously reported as a reduction to cost of services to offset the costs incurred. This reclassification of out-of-

pocket expenses incurred did not affect the amount of our gross profit but did decrease our gross margin. Gross margin on services increased to 26.4% for fiscal 2002 from 25.1% for fiscal 2001 primarily due to an increase in maintenance revenues.

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

Research and development. Research and development expenses increased 28.5% to $25.4 million for fiscal 2002 from $19.7 million for fiscal 2001 primarily due to a $4.4 million increase in personnel costs due to an increase in the number of research and development personnel, a $0.4 million increase in outsourced translation services and an increase in rent, depreciation and other costs. We increased our research and development organization in order to further improve our existing products, bring additional products to market, such as additional Collaborative Applications and Lifecycle Applications, and invest in our strategic relationship with IBM. Research and development expenses as a percentage of total revenues increased to 20.9% for fiscal 2002 from 13.6% for fiscal 2001 due to the factors previously discussed and a lower revenues base.

General and administrative. General and administrative expenses increased 23.1% to $12.8 million for fiscal 2002 from $10.4 million for fiscal 2001 primarily due to a $1.2 million increase in personnel and related costs, a $0.7 million increase in the provision for doubtful accounts due to increased credit risk as a result of the weakening global economy, and an increase in professional fees. General and administrative expenses as a percentage of total revenues increased to 10.5% for fiscal 2002 from 7.1% for fiscal 2001 due to the factors previously discussed and a lower revenues base.

Stock-based compensation. Stock-based compensation was $3.9 million and $4.1 million for fiscal 2002 and fiscal 2001, respectively. The decrease in stock-based compensation expense reflects lower amortization due to cancellation of stock options upon employee terminations.

Restructuring charges.

October 2001 Restructuring Program

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world and the related impact on our business, in October 2001 we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “October 2001 restructuring program”). The October 2001 restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

The October 2001 restructuring program included a reduction in workforce of 75 employees, consisting of 22 employees in cost of service revenues, 32 employees in selling and marketing, 13 employees in research and development and eight employees in general and administration. The costs related to the reduction in workforce include severance and fringe benefits. In the restructuring program, we also terminated the services of 34 independent contractors. There were no incremental costs to the Company related to the termination of the services of these independent contractors.

The October 2001 restructuring program also included facility and lease costs related to the closure of certain excess facilities and activities that we have exited and the termination of certain automotive lease contracts.

As a result of the October 2001 restructuring program, we canceled certain contracts related to terminated activities and programs that were either noncancelable or cancelable with penalty provisions. The costs related to the negotiated termination of these contracts are included in the restructuring charge as contract terminations.

During fiscal 2003 and 2002, we recorded adjustments of $0.3 million and $0.4 million, respectively, to the October 2001 restructuring charge as a result of the favorable settlement of certain employee severance, lease and other contractual arrangements.

The significant components of the October 2001 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of June 28, 2003 were as follows:

(In millions)	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges—fiscal 2002	$2.5	$0.5	$0.2	$3.2
Non-cash adjustments—fiscal 2002	(0.1)	(0.2)	(0.1)	(0.4)

Adjusted restructuring charges—fiscal 2002	2.4	0.3	0.1	2.8
Cash payments—fiscal 2002	(1.7)	(0.3)	(0.1)	(2.1)

Accrual balance as of June 29, 2002	0.7	—	—	0.7
Non-cash adjustments—fiscal 2003	(0.3)	—	—	(0.3)
Cash payments—fiscal 2003	(0.4)	—	—	(0.4)

Accrual balance as of June 28, 2003	$—	$—	$—	$—

Other income. Other income decreased 62.9% to $3.3 million for fiscal 2002 from $8.9 million for fiscal 2001. The decrease in other income was primarily due to a $5.6 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and slightly lower levels of cash available for investment.

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

(In millions, except days)	June 28, 2003	June 29, 2002
Cash and cash equivalents	$127.7	$139.6
Working capital	$115.1	$131.6
Days sales outstanding for the quarter ended	68 Days	102 Days

During fiscal 2002 and 2003, our cash and cash equivalents decreased primarily due to our losses from operations and cash payments related to our restructuring programs. We currently expect to incur losses from operations for fiscal 2004. Accordingly, we expect our liquidity to continue to decrease through fiscal 2004. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations and a decrease in accounts receivable as a result of a decrease in revenues and a reduction in the days of sales outstanding as a result of improved collections and billing efficiencies.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate (4.25% at June 28, 2003) plus 0.5% per annum on any outstanding balances and expires December 27, 2003. As of June 28, 2003, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of June 28, 2003.

Net cash used in operating activities for fiscal 2003 was $11.8 million primarily resulting from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to lower revenues and a reduction in days of sales outstanding. Net cash used in operating activities for fiscal 2002 was $13.8 million resulting from our net loss and an increase in prepaid expenses and other current assets, due to prepayment of software license fees, and a decrease in accrued expenses, offset by an increase in deferred maintenance revenues and a decrease in accounts receivable due to lower revenues.

Net cash used in investing activities was $1.8 million and $6.6 million for fiscal 2003 and 2002, respectively, and primarily reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $3.0 million, primarily for the acquisition of computer hardware and software and leasehold improvements.

Net cash provided by financing activities was $0.5 million for fiscal 2003 and consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $0.5 million and $1.0 million, respectively, offset by repurchases of common stock of $1.0 million. Net cash provided by financing activities was $2.2 million for fiscal 2002 and consisted of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

On January 21, 2003, our Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby we may repurchase up to $10.0 million of our common stock. Any common stock repurchases under the Program may be made over the one year period that began on January 27, 2003 and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During fiscal 2003, we purchased and retired 300,000 shares of our common stock under the Program for the aggregate cost of $1.0 million. Repurchases made under the Program were and are expected to be funded from available working capital.

On February 3, 2003, we announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provides eligible holders of outstanding, unexercised options to purchase shares of our common stock issued pursuant to our Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and our Amended and Restated 1999 Stock Plan (the “1999 Plan”) with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options currently expected to be issued after September 7, 2003. The ratios of new replacement options to options tendered pursuant to the option exchange program will be as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of our Board and our executive officers are not eligible to participate in the option exchange program. The new replacement options will generally have an exercise price equal to the fair market value of our common stock on the date the new replacement stock options are granted, vest quarterly over a 30-month period and include a 24-month acceleration provision upon a change in control. Options to purchase approximately 2.6 million shares of our common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program. We expect to grant new replacement options to purchase an aggregate of approximately 1.3 million shares of our common stock after September 7, 2003 in exchange for the tendered and cancelled options. We do not expect the option exchange program to result in any additional compensation charges or variable plan accounting.

We currently anticipate that our current cash and cash equivalents and available credit facility will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund an expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund an expansion of our business, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Commitments and Contractual Obligations

Our commitments and contractual obligations primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Collaborative Applications, Lifecycle Applications and enterprise interoperability software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations in which we guarantee or set a minimum amount of fees consisted of the following as of June 28, 2003:

	Fiscal Year
(In millions)	2004	2005	2006	2007	2008	Thereafter
Leases	$4.6	$3.6	$3.2	$2.6	$2.4	$3.7
Development agreements	0.1	—	—	—	—	—
Other contractual arrangements	0.9	0.1	—	—	—	—

	$5.6	$3.7	$3.2	$2.6	$2.4	$3.7

We do not have any off-balance sheet arrangements, other commitments or contractual obligations in addition to those set forth above and those included in our consolidated financial statements as of June 28, 2003.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities, as defined in FIN 46. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. As of June 28, 2002, we did not have any interest in a variable interest entity. Accordingly, the adoption of FIN 46 is not expected to have an impact on our consolidated financial statements.

Income Taxes

As of June 28, 2003, we had available U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $130.5 million and approximately $0.3 million of available U.S. federal and state tax credits to reduce future U.S. income taxes. These NOLs include deductions of approximately $77.8 million related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. The NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2004 through fiscal 2023, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

As of June 28, 2003, we also had NOL carryforwards in certain foreign countries aggregating $36.5 million that are also subject to certain limitations. These NOLs include deductions of approximately $9.7 million related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2004, if not utilized.

We do not provide U.S. taxes on our foreign subsidiaries’ undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Upon repatriation, we will provide the appropriate U.S. income taxes on these earnings.

Because of the uncertainty regarding our ability to use our United States and foreign NOLs and tax credit carryforwards, we have provided a full valuation allowance on these and all other deferred tax assets as of June 28, 2003.

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

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $24.5 million and $28.7 million in fiscal 2003 and 2002, respectively. As of June 28, 2003, we had an accumulated deficit of approximately $83.2 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs in fiscal 2003 and fiscal 2002 to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Management, Securities Analysts or Investors, Our Stock Price Could Decline

Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. Any disruption in our ability to conduct our business which occurs will likely have a material adverse effect on our operating results for that quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a shortfall in revenues in a particular quarter would have an adverse effect on our operating results for that quarter.

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software license and service revenues;

•	changes in the mix of the licensing of our Matrix PLM platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products;

•	the amount of royalty payments due to third-parties on our Collaborative Applications, Lifecycle Applications and enterprise interoperability software products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators; and

•	the amount of training we provide to systems integrators and Alliance Partners related to our products and their implementation.

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

Our Restructuring Programs May Not Achieve Our Desired Results and We May Therefore Continue to Incur Operating Losses

We implemented restructuring programs in fiscal 2003 and fiscal 2002. The primary objective of our restructuring programs has been to reduce our operating expenses in order to align our operations and cost structure with market conditions and strategic initiatives. These programs included reductions in our workforce, reductions in the use of independent contractors, closure of certain facilities and termination of certain contracts. These workforce reductions could impact the productivity of our remaining employees, including those directly responsible for sales and services, which may negatively affect our future revenues. In addition, the failure to retain and effectively manage our remaining employees could increase our costs and negatively affect our sales and services operations and our ability to attain revenue goals. Failure to achieve the desired results of our restructuring programs could result in reduced revenues and continued operating losses.

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

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including Matrix10 and our Collaborative Applications, Lifecycle Applications and enterprise interoperability products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

Our Future Success Is Uncertain Because We Have Significantly Changed Our Product Line

We shipped the first Collaborative Application in October 2000. Our strategy is to develop new Collaborative Applications and Lifecycle Applications for use in product lifecycle management and to combine them with our Matrix PLM platform and enterprise interoperability products to create PLM solutions. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, license and marketing of our Collaborative Applications and Lifecycle Application software and PLM solutions, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

We Will Not Succeed Unless We Can Compete in Our Markets

The markets in which we offer our software and services are intensely competitive and rapidly changing. Furthermore, we expect competition to intensify, given the newly emerging nature of the market for PLM software and consolidation in the software industry in general. We will not succeed if we cannot compete effectively in these markets. Competitors vary in size and in the scope and breadth of the products and services they offer. Many of our actual or potential competitors have significant advantages over us, including, without limitation:

•	larger and more established selling and marketing capabilities;

•	significantly greater financial, engineering and other resources;

•	greater name recognition and a larger installed base of customers; and

•	well-established relationships with our existing and potential customers, systems integrators, complementary technology vendors and alliance partners.

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

Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators, Complementary Technology Vendors and Alliance Partners

We pursue business alliances with systems integrators, complementary technology vendors and Alliance Partners to endorse our software, implement our software, provide customer support services, promote and resell products that integrate with our products and develop industry-specific software products. These alliances provide an opportunity to license our products to our Alliance Partners’ installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these systems integrators, complementary technology vendors and Alliance Partners who, as a result, may be more likely to recommend our competitors’ products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators, complementary technology vendors and Alliance Partners and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators, complementary technology vendors and Alliance Partners, which could significantly harm our operating results.

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. In addition, our foreign subsidiaries generally incur their expenses in local currency. Approximately 35.6%, 33.9% and 26.9% of our total revenues for fiscal 2003, 2002 and 2001, respectively, were from our foreign subsidiaries. In addition, approximately 28.1%, 23.7% and 24.8% of our expenses for fiscal 2003, 2002 and 2001, respectively, were from our foreign subsidiaries. At June 28, 2003 and June 29, 2002, approximately 33.6% and 27.8%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

We Occasionally Perform Professional Services Engagements on a Fixed-Price Basis, Which Could Cause a Decline in Our Gross Margins

We occasionally perform professional services engagements on a fixed-price basis. Prior to performing a fixed-price professional services engagement, we estimate the amount of work involved for the engagement. However, we may underestimate the amount of time or resources required to complete a professional services engagement, and we may not be able to charge the customer for the additional work performed. If we do not correctly estimate the amount of time or resources required for a professional services engagement and we are not able to charge the customer for the additional work performed, our gross margins would decline, which would adversely affect our operating results.

We Depend on Licensed Third-Party Technology, the Loss of Which Could Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain enterprise interoperability products from third-parties. We anticipate that we will continue to license technology from third-parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third-parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

Our Business May be Adversely Affected by Securities Class Action Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to the underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1.0 billion by insurers of the participating issuer defendants. If recoveries totaling $1.0 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows. However, the litigation process is inherently uncertain and unpredictable, and there can be no guarantee as to the ultimate outcome of this lawsuit. Even is successfully defended or settled, this lawsuit could result in significant expense to us and the diversion of our management and technical resources, which may have a material adverse effect on our operating results.

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

We Could Incur Substantial Costs Defending Our Intellectual Property from Claims of Infringement

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. We may be subject to future litigation based on claims that our products infringe the intellectual property rights of others or that our own intellectual property rights are invalid. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products overlaps. From time to time, we have received correspondence from competitors asserting potential infringement of intellectual property rights or other claims based upon the integration of our software with one or more of their software offerings; such integrations are typically performed at the request of mutual customers. Claims of infringement could require us to reengineer or rename our products or seek to obtain licenses from third-parties in order to continue offering our products. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. Even if successfully defended, claims of infringement could also result in significant expense to us and the diversion of our management and technical resources.

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2003, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. During fiscal 2002, our stock price fluctuated between a low bid price of $4.00 per share and a high bid price of $21.76 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. In addition, our foreign subsidiaries generally incur their expenses in local currency. Approximately 35.6%, 33.9% and 26.9% of our total revenues for fiscal 2003, 2002 and 2001, respectively, were from our foreign subsidiaries. In addition, approximately 28.1%, 23.7% and 24.8% of our expenses for fiscal 2003, 2002 and 2001, respectively, were from our foreign subsidiaries. At June 28, 2003 and June 29, 2002, approximately 33.6% and 27.8%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in foreign currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At June 28, 2003, there were no open forward contracts.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At June 28, 2003, we had $106.6 million, $0.2 million, $11.4 million and $0.9 million invested in the United States, Canada, Continental Europe and England, respectively. At June 28, 2003, the weighted average interest rate on our investments was 1.18% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income. We expect our interest income to continue to decrease in fiscal 2004 due to the recent decreases in market interest rates and lower levels of cash available for investment.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of MatrixOne, Inc. and the Report of Independent Auditors and Report of Independent Public Accountants thereon are filed as a part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of MatrixOne, Inc.:

We have audited the accompanying consolidated balance sheets of MatrixOne, Inc. as of June 28, 2003 and June 29, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 28, 2003. Our audits also included the financial statement schedule for each of the two years in the period ended June 28, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of MatrixOne, Inc. for the year ended June 30, 2001 were audited by other auditors who have ceased operations and whose report dated July 26, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MatrixOne, Inc. as of June 28, 2003 and June 29, 2002 and the results of its operations and its cash flows for each of the two years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

July 30, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of MatrixOne, Inc. for the year then ended June 30, 2001 included in the Annual Report on Form 10-K of MatrixOne, Inc. for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended June 28, 2003. See Exhibit 23.2 included in this Annual Report on Form 10-K for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MatrixOne, Inc.:

We have audited the accompanying consolidated balance sheets of MatrixOne, Inc. (a Delaware corporation) as of June 30, 2001 and July 1, 2000 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of MatrixOne, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts

July 26, 2001

MATRIXONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 28, 2003	June 29, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,665	$139,642
Accounts receivable, less allowance for doubtful accounts of $2,186 and $2,371	19,544	35,794
Prepaid expenses and other current assets	7,197	8,039

Total current assets	154,406	183,475
PROPERTY AND EQUIPMENT, NET	11,911	14,784
OTHER ASSETS	2,367	2,689

	$168,684	$200,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,187	$10,583
Accrued expenses	15,202	20,663
Deferred revenue	17,910	20,612

Total current liabilities	39,299	51,858

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 47,904 and 47,030 shares issued and outstanding	479	470
Additional paid-in capital	211,098	210,788
Deferred stock-based consideration	(567)	(3,898)
Accumulated deficit	(83,165)	(58,685)
Accumulated other comprehensive income	1,540	415

Total stockholders’ equity	129,385	149,090

	$168,684	$200,948

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
REVENUES:
Software license	$41,079	$47,443	$84,290
Service	68,329	74,020	61,100

Total revenues	109,408	121,463	145,390

COST OF REVENUES:
Software license	5,422	5,927	8,212
Service(1)	46,539	54,478	45,737

Total cost of revenues	51,961	60,405	53,949

Gross profit	57,447	61,058	91,441

OPERATING EXPENSES:
Selling and marketing(1)	41,589	48,166	56,273
Research and development(1)	25,049	25,374	19,749
General and administrative(1)	10,452	12,814	10,406
Stock-based compensation(1)	3,195	3,910	4,142
Restructuring charges	3,423	2,812	—

Total operating expenses	83,708	93,076	90,570

Income (loss) from operations	(26,261)	(32,018)	871

OTHER INCOME (EXPENSE):
Interest income	1,979	3,557	9,120
Other income (expense), net	(57)	(244)	(180)

Total other income	1,922	3,313	8,940

Income (loss) from continuing operations before income taxes	(24,339)	(28,705)	9,811
PROVISION FOR INCOME TAXES	(141)	—	(1,465)

Income (loss) from continuing operations	(24,480)	(28,705)	8,346
GAIN ON SALE OF DISCONTINUED OPERATIONS	—	—	500

NET INCOME (LOSS)	$(24,480)	$(28,705)	$8,846

BASIC NET INCOME (LOSS) PER SHARE:
Continuing operations	$(0.52)	$(0.62)	$0.19
Discontinued operations	—	—	0.01

Net income (loss)	$(0.52)	$(0.62)	$0.20

Shares used in computing basic net income (loss) per share	47,489	46,147	43,543

DILUTED NET INCOME (LOSS) PER SHARE:
Continuing operations	$(0.52)	$(0.62)	$0.17
Discontinued operations	—	—	0.01

Net income (loss)	$(0.52)	$(0.62)	$0.18

Shares used in computing diluted net income (loss) per share	47,489	46,147	50,357

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$812	$968	$999
Selling and marketing	868	1,136	1,263
Research and development	692	789	801
General and administrative	823	1,017	1,079

Total stock-based compensation	$3,195	$3,910	$4,142

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Notes Receivable from Stockholders				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital		Deferred Stock-Based Consideration	Accumulated Deficit	Comprehensive Income (Loss)		Total Stockholders’ Equity
BALANCE, JULY 1, 2000	41,978	$420	$205,344	$(738)	$(14,088)	$(38,826)		$(519)	$151,593
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	$(1,405)	(1,405)	(1,405)
Net income	—	—	—	—	—	8,846	8,846	—	8,846

Comprehensive income							$7,441

Stock option exercises	3,141	31	2,341	—	—	—		—	2,372
Purchases under employee stock purchase plan	75	1	1,688	—	—	—		—	1,689
Repayment of notes receivable	—	—	—	738	—	—		—	738
Amortization of warrant to reduce revenues	—	—	—	—	1,341	—		—	1,341
Stock-based compensation	—	—	—	—	4,142	—		—	4,142
Reversal of stock-based compensation from stock option cancellations	—	—	(308)	—	308	—		—	—

BALANCE, JUNE 30, 2001	45,194	452	209,065	—	(8,297)	(29,980)		(1,924)	169,316
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	$2,339	2,339	2,339
Net loss	—	—	—	—	—	(28,705)	(28,705)	—	(28,705)

Comprehensive loss							$(26,366)

Stock option exercises	1,607	16	1,149	—	—	—		—	1,165
Purchases under employee stock purchase plan	229	2	1,063	—	—	—		—	1,065
Stock-based compensation	—	—	—	—	3,910	—		—	3,910
Reversal of stock-based compensation from stock option cancellations	—	—	(489)	—	489	—		—	—

BALANCE, JUNE 29, 2002	47,030	470	210,788	—	(3,898)	(58,685)		415	149,090
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	$1,125	1,125	1,125
Net loss	—	—	—	—	—	(24,480)	(24,480)	—	(24,480)

Comprehensive loss							$(23,355)

Stock option exercises	705	7	455	—	—	—		—	462
Purchases under employee stock purchase plan	469	5	1,024	—	—	—		—	1,029
Repurchase of common stock	(300)	(3)	(1,033)	—	—	—		—	(1,036)
Stock-based compensation	—	—	—	—	3,195	—		—	3,195
Reversal of stock-based compensation from stock option cancellations	—	—	(136)	—	136	—		—	—

BALANCE, JUNE 28, 2003	47,904	$479	$211,098	$—	$(567)	$(83,165)		$1,540	$129,385

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,480)	$(28,705)	$8,846
Gain on sale of discontinued operations	—	—	(500)

Net income (loss) from continuing operations	(24,480)	(28,705)	8,346
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
Depreciation	5,202	4,513	2,207
Stock-based consideration	3,195	3,910	5,483
Provision for doubtful accounts	375	1,351	667
Changes in assets and liabilities:
Accounts receivable	17,100	7,279	(22,639)
Prepaid expenses and other current assets	985	(4,226)	(994)
Accounts payable	(4,623)	382	3,217
Accrued expenses	(6,279)	(1,256)	7,763
Deferred revenue	(3,275)	2,916	6,735

Net cash provided by (used in) continuing operations	(11,800)	(13,836)	10,785

Net cash used in discontinued operations	—	—	(292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,155)	(6,820)	(10,017)
Other assets	338	171	(1,958)
Collection of notes receivable	—	—	738

Net cash used in investing activities	(1,817)	(6,649)	(11,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	462	1,165	2,372
Proceeds from purchases of common stock under employee stock purchase plan	1,029	1,065	1,689
Repurchase of common stock	(1,036)	—	—

Net cash provided by financing activities	455	2,230	4,061

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,185	1,548	(423)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,977)	(16,707)	2,894
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	139,642	156,349	153,455

CASH AND CASH EQUIVALENTS, END OF YEAR	$127,665	$139,642	$156,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$378	$409	$289

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1: Description of the Company and Summary of Significant Accounting Policies

Description of the Company

MatrixOne, Inc. (the “Company”) is a provider of collaborative product lifecycle management (“PLM”) solutions that enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively managing product development efforts. The Company licenses its software both directly to end users and through a network of domestic and international distributors. The Company generates its revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company has its headquarters in the United States (“U.S.”), with offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, Taiwan and the Netherlands and throughout the U.S.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, valuation of prepaid software license fees, useful lives of property and equipment, valuation of deferred tax assets and software license and professional services warranty.

Basis of Presentation and Principles of Consolidation

The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30th. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of each subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period or at the rate of the transaction, if such information is available. Translation adjustments are included as a component of accumulated other comprehensive income. During fiscal 2003, 2002 and 2001, the net effect of realized and unrealized foreign currency transaction gains and losses aggregated $66, $150 and $225, respectively, and were included in other income (expense), net.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Derivative Financial Instruments

The Company’s exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions. The Company’s intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and its foreign subsidiaries may also transact business in a foreign currency.

The Company’s foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in foreign currency as a result of changes in foreign currency exchange rates, which may impact the Company’s results of operations. The Company’s foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk, which is the risk of changes in the exchange rates used to translate the results and balances of the Company’s foreign subsidiaries. The Company uses forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes, and the Company only enters into forward contracts with highly rated financial institutions. At June 28, 2003, there were no open forward contracts.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity, except stockholders’ investments and distributions, repurchases of common stock and deferred stock-based consideration.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company uses the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

The Company recognizes software license revenues upon execution of a signed license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software license is considered delivered when the customer is provided access to the software files.

In accordance with the Company’s agreements with its value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license the Company’s software to its customers (“end users”). Therefore, the Company has no obligation to the Alliance Partner’s end user. Accordingly, the Company recognizes software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a noncancellable, binding written arrangement with the ultimate end user and delivery of the software to the Alliance Partner.

The Company recognizes revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through third-parties are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs to expected labor costs. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. Customers generally reimburse the Company for the majority of its out-of-pocket expenses incurred during the course of an engagement. The Company does not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized on using a concept of proportional performance based upon the ratio of direct labor costs to expected labor costs.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Cash Equivalents

The Company considers all time deposits and short-term investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents are primarily comprised of diversified U.S. and international money market mutual funds, which are reported at cost, and U.S. Treasury and agency securities and commercial paper registered and traded in the U.S., which are reported at amortized cost. The reported value of the Company’s cash equivalents approximates market value.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents. The book values of these financial instruments approximated their respective fair values as of each balance sheet presented due to their short-term maturities.

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

Allowance for Doubtful Accounts

The Company periodically assesses the collectibility of its customer accounts receivable. The Company maintains an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, the Company considers customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. The Company also considers factors such as the overall balance and aging of its accounts receivable, as well as customer and geographic concentrations.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Prepaid Software License Fees

Prepaid software license fees are paid to third-party software developers under contractual arrangements for technology integrated into certain of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Amortization of prepaid license fees commences when the software is available for general release. The Company amortizes prepaid license fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. The Company regularly reviews the valuation of each prepaid software license fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. Prepaid software license fees aggregated $3,565 and $4,336 at June 28, 2003 and June 29, 2002, respectively, and were included in prepaid expenses and other current assets.

Property and Equipment

Property and equipment are recorded at cost. Internal and external costs incurred to develop, implement and install computer software for internal use are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (computer equipment and software, two to five years; furniture and fixtures, five to 10 years; office equipment, three to five years; leasehold improvements, shorter of useful life or remaining lease term). Maintenance and repair expenditures are charged to operations when incurred, and additions and improvements are capitalized. The Company reviews its property and equipment whenever events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of these assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Net losses on disposals and impairment of property and equipment were not material during fiscal 2003 and were $309 and $293 during fiscal 2002 and 2001, respectively, and were included in other income (expense), net.

Software License and Professional Services Warranty

The Company generally provides a 90 day warranty on its software products and professional services. The Company’s software products are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in the applicable software product documentation. To date, the Company’s software product warranty expense has not been material. The Company’s professional services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the Company’s standard professional services contracts. In the event the customer requests the work be corrected or additional work be performed, the Company generally will provide additional professional services at no charge to comply with its warranty obligations to ensure customer satisfaction.

The Company records an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services and the related liability is included in accrued liabilities.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. The Company records stock-based compensation issued to employees using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no stock-based compensation expense was recorded during the periods presented.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net income (loss) and pro forma basic and diluted net income (loss) per share would have been as follows:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
NET INCOME (LOSS):
Net income (loss), as reported	$(24,480)	$(28,705)	$8,846
Exclude: Stock-based compensation expense included in net income (loss)	3,195	3,910	4,142
Include: Stock-based compensation expense using the fair value method	(17,449)	(17,157)	(10,264)

Pro forma net income (loss)	$(38,734)	$(41,952)	$2,724

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
As reported:
Basic net income (loss) per share	$(0.52)	$(0.62)	$0.20
Diluted net income (loss) per share	$(0.52)	$(0.62)	$0.18
Pro forma:
Basic net income (loss) per share	$(0.82)	$(0.91)	$0.06
Diluted net income (loss) per share	$(0.82)	$(0.91)	$0.05

Refer to Note 9 for additional information relating to the Company’s stock option plans and the fair value of the Company’s stock options.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN 46 addresses the consolidation by business enterprises of certain variable interest entities, as defined in FIN 46. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. As of June 28, 2002, the Company did not have any interest in a variable interest entity. Accordingly, the adoption of FIN 46 is not expected to have an impact on the Company’s consolidated financial statements.

Note 2: Details of Financial Statement Components

	As of
	June 28, 2003	June 29, 2002
CASH AND CASH EQUIVALENTS:
Cash	$8,535	$9,378
U.S. Treasury and agency securities	32,027	71,706
Money market mutual funds	87,103	58,558

	$127,665	$139,642

PROPERTY AND EQUIPMENT, NET:
Computer equipment and software	$14,612	$12,486
Furniture and fixtures	3,403	3,373
Leasehold improvements	4,974	5,020
Office equipment	1,264	1,317

	24,253	22,196
Accumulated depreciation	(12,342)	(7,412)

	$11,911	$14,784

ACCRUED EXPENSES:
Compensation	$8,288	$12,902
Royalties	2,470	2,566
Taxes	1,513	2,265
Other	1,273	1,191
Warranty	919	1,060
Restructuring	739	679

	$15,202	$20,663

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 3. Restructuring Charges

October 2001 Restructuring Program

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world and the related impact on the Company’s business, in October 2001 the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions (the “October 2001 restructuring program”). The October 2001 restructuring program included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations, termination of certain contracts and closure of excess facilities.

The October 2001 restructuring program included a reduction in workforce of 75 employees, consisting of 22 employees in cost of service revenues, 32 employees in selling and marketing, 13 employees in research and development and eight employees in general and administration. The costs related to the reduction in workforce include severance and fringe benefits. In the restructuring program, the Company also terminated the services of 34 independent contractors. There were no incremental costs to the Company related to the termination of the services of these independent contractors.

The October 2001 restructuring program also included facility and lease costs related to the closure of certain excess facilities and activities that the Company has exited and the termination of certain automotive lease contracts.

As a result of the October 2001 restructuring program, the Company canceled certain contracts related to terminated activities and programs that were either noncancelable or cancelable with penalty provisions. The costs related to the negotiated termination of these contracts are included in the restructuring charge as contract terminations.

During fiscal 2003 and 2002, the Company recorded adjustments of $243 and $390, respectively, to the October 2001 restructuring charge as a result of the favorable settlement of certain employee severance, lease and other contractual arrangements.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The significant components of the October 2001 restructuring program and related charges, non-cash adjustments, cash payments and the remaining accrual as of June 28, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges—fiscal 2002	$2,466	$514	$222	$3,202
Non-cash adjustments—fiscal 2002	(85)	(184)	(121)	(390)

Adjusted restructuring charges—fiscal 2002	2,381	330	101	2,812
Cash payments—fiscal 2002	(1,726)	(306)	(101)	(2,133)

Accrual balance as of June 29, 2002	655	24	—	679
Non-cash adjustments—fiscal 2003	(273)	30	—	(243)
Cash payments—fiscal 2003	(382)	(54)	—	(436)

Accrual balance as of June 28, 2003	$—	$—	$—	$—

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on the Company’s business, in October 2002 the Company implemented another restructuring program to further reduce expenses to align its operations and cost structure with current and projected market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

The October 2002 restructuring program included a reduction in workforce of 86 employees, consisting of 32 employees in cost of service revenues, 28 employees in selling and marketing, 17 employees in research and development and nine employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The October 2002 restructuring program also included facility and lease costs related to the closure of certain excess facilities that the Company has exited and the termination of certain automotive lease contracts.

During fiscal 2003, the Company recorded an adjustment of $655 to the restructuring charge related to the October 2002 restructuring program as a result of the favorable settlement of certain employee severance and lease arrangements and lower than anticipated fringe benefit costs.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The significant components of the October 2002 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of June 28, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges	$3,348	$452	$3,800
Non-cash adjustments	(520)	(135)	(655)

Adjusted restructuring charges	2,828	317	3,145
Cash payments	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	$364	$119	$483

The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through December 31, 2003.

April 2003 Restructuring Program

In April 2003, the Company reorganized certain of its operations to further reduce expenses and to better align its management structure with its strategic initiatives (the “April 2003 restructuring program”). The April 2003 restructuring program consisted solely of the elimination of certain positions within the Company, primarily at the Vice President and Director level.

The April 2003 restructuring program included a reduction in workforce of 13 employees, consisting of seven employees in selling and marketing, four employees in research and development and two employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The significant components of the April 2003 restructuring program and the related charges, cash payments and the remaining accrual as of June 28, 2003 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge	$521
Cash payments	(265)

Accrual balance as of June 28, 2003	$256

The April 2003 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through November 30, 2003.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 4: Professional Services Warranty

The Company records an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services and the related liability is included in accrued liabilities. The Company primarily satisfies its warranty obligations by providing in-kind services. The activity related to the Company’s warranty accrual is presented below.

	June 28, 2003	June 29, 2002
Beginning accrual balance	$1,060	$1,125
Provisions for warranty charged to cost of services	2,925	2,462
Payments made (in kind or in cash)	(3,066)	(2,527)

Ending accrual balance	$919	$1,060

Note 5: Discontinued Operations

On May 7, 1998, the Company sold substantially all of the net assets of its legacy design and manufacturing business, which had been operated as a wholly-owned subsidiary of the Company under the name Adra Systems, Inc. (“Adra Systems”), to SofTech, Inc. In fiscal 2001, the Company paid $275, plus legal fees, to settle a dispute relating to the May 1998 sale of Adra Systems, and recognized a gain on the sale of discontinued operations of $500, representing the difference between the amount originally accrued and the settlement amount.

Note 6: Income Taxes

The following is the geographic pretax income (loss):

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
United States	$(14,825)	$(20,929)	$15,825
Foreign	(9,514)	(7,776)	(5,514)

	$(24,339)	$(28,705)	$10,311

During fiscal 2003 and fiscal 2001, the Company recorded provisions for income taxes of $141 and $1,465, respectively, primarily consisting of current U.S. federal and state taxes and minimum taxes due in certain foreign countries. No provision for income taxes was recorded in fiscal 2002 due to reported net losses.

At June 28, 2003, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $130,491 and approximately $274 of available U.S. federal and state tax credits to reduce future U.S. income taxes. These NOLs include deductions of approximately $77,837 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. The NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2004 through fiscal 2023, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At June 28, 2003, the Company also had NOLs in certain foreign countries aggregating approximately $36,505 that are also subject to certain limitations. These NOLs include deductions of approximately $9,741 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2004, if not utilized.

The Company does not provide U.S. taxes on its foreign subsidiaries’ undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Upon repatriation, the Company will provide the appropriate U.S. income taxes on these earnings.

The Company has recorded a valuation allowance against its deferred tax assets due to the fact it is more likely than not that the deferred tax asset will not be realized. Management regularly evaluates the realizability of its deferred tax assets and may adjust the valuation allowance based on such analysis.

The components of the deferred tax asset are as follows:

	As of
	June 28, 2003	June 29, 2002
Net operating loss carryforwards	$44,563	$37,910
Deferred revenue	700	2,275
Accrued liabilities	712	1,258
Allowance for doubtful accounts	783	803
Depreciation	240	514
Stock compensation	334	391
Tax credits	274	274
Other	338	462

Total deferred tax assets	47,944	43,887
Valuation allowance	(47,944)	(43,887)

Net deferred tax asset	$—	$—

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	June 28, 2003	June 29, 2002	June 30, 2001
U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
State tax, net of federal tax benefit	(0.7)	(2.3)	6.0
Foreign tax rate differential	(1.7)	(3.9)	—
Change in foreign tax rates	9.4	—	—
Nondeductible stock compensation expense	4.6	3.3	7.0
Other nondeductible expenses	1.3	1.4	1.5
Provision for valuation allowance	22.1	36.5	(35.3)

	—%	—%	14.2%

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 7: Line of Credit and Debt

On December 24, 2002, the Company amended its $10,000 line of credit to extend the term of the agreement through December 27, 2003. In addition, certain provisions that reduced the maximum borrowing amount were removed and certain financial covenants were eliminated. The line of credit bears interest at the bank’s prime rate (4.25% at June 28, 2003) plus 0.5% per annum on any outstanding balances. The Company did not have any borrowings outstanding under its line of credit as of June 28, 2003 and June 29, 2002.

Note 8: Commitments and Contingencies

Commitments

The Company leases its facilities, automobiles and certain office equipment under various operating leases that expire through fiscal 2011. Certain of the facility leases require the Company to pay its proportionate share of building expenses and provide the Company with the option to renew its lease for an extended period. Aggregate rental expense under operating leases was approximately $5,164, $5,293 and $4,020 for fiscal 2003, 2002 and 2001, respectively.

Future minimum lease commitments, by fiscal year, as of June 28, 2003 are as follows:

Fiscal Year	Facilities	Autos and Equipment	Total
2004	$3,914	$719	$4,633
2005	3,171	449	3,620
2006	2,928	226	3,154
2007	2,529	83	2,612
2008	2,356	3	2,359
Thereafter	3,705	—	3,705

	$18,603	$1,480	$20,083

In connection with certain product development agreements with third-party software developers for technology integrated into certain Collaborative Applications, Lifecycle Applications and enterprise interoperability products, the Company is required to pay prepaid software license fees. Prepaid software license fees due under these contracts aggregated $119 at June 28, 2003 and will be paid during calendar year 2003. The Company also enters into contractual arrangements with certain of its vendors. The guaranteed amounts due under these contractual arrangements aggregates $1,028 and are expected to be paid in varying amounts through October 2004.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Contingencies

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of its officers, and certain underwriters involved in the Company’s initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of the Company’s common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that the Company’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company’s IPO underwriters in allocating shares in the Company’s IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to the underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The Company and its officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1.0 billion by insurers of the participating issuer defendants. If recoveries totaling $1.0 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of business. Management believes that the outcomes of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnifications

The Company sells software licenses and services to its customers under contracts, which the Company refers to as a Software License Agreement (“SLA”) and Master Services Agreement (“MSA”), respectively. Each SLA and MSA contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third-party. The SLA and MSA generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography based scope limitations and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of June 28, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Note 9: Stockholders’ Equity

Common Stock

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company may repurchase up to $10,000 of its common stock, $0.01 par value per share. Any common stock repurchases under the Program may be made over the one year period that began on January 27, 2003 and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During fiscal 2003, the Company purchased and retired 300 shares of its common stock under the Program at an aggregate cost of $1,036.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

Warrants

On February 1, 2000, the Company issued the purchaser of the common stock issued in a private placement a warrant to purchase 200 shares of common stock, which became exercisable following the closing of the IPO (March 6, 2000) for a term of 18 months at an exercise price of $31.25 per share. In connection with the issuance of the warrant, the Company recorded a charge of $1,788, which represented the fair value of the warrant using the Black-Scholes option-pricing model. This charge is included in deferred stock-based consideration, which is reported as a component of stockholders’ equity. This deferred stock-based consideration was amortized through charges to reduce revenues as the elements in the arrangement were delivered. During fiscal 2001, the Company recorded charges to reduce revenues of $1,341 related to the warrant. The warrant expired on September 6, 2001.

2000 Employee Stock Purchase Plan

In December 1999, the Board adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) to be effective upon the completion of the Company’s IPO. The Company has reserved a total of 1,350 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock under the Purchase Plan at 85% of the lesser of the average market price of the Company’s common stock on the first or last day of the applicable six month payment period. During fiscal 2003, 2002 and 2001, 469 shares, 229 shares and 75 shares, respectively, of common stock were purchased under the Purchase Plan.

Stock Option Plans

In January 2000, the Board adopted the 1999 Plan to be effective upon the completion of the Company’s IPO. In fiscal 2001, the 1999 Plan was amended to increase the number of shares of common stock issuable over the term of the 1999 Plan from 1,500 to 3,000 shares, and on November 9, 2001, the stockholders of the Company approved an amendment to the 1999 Plan to increase the number of shares of common stock issuable pursuant to the 1999 Plan from 3,000 to 6,000. The 1999 Plan provides for the granting of incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. Options may be granted at not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board.

In fiscal 1996, the Company adopted the 1996 Plan pursuant to which 13,950 shares of the Company’s common stock are reserved for issuance. The 1996 Plan provides for the granting of incentive stock options, nonqualified stock options and other stock rights. Options may be granted at not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company’s 1987 Stock Option Plan (the “1987 Plan”) has been terminated; however, options issued under the 1987 Plan remain outstanding. The 1987 Plan provided for the granting of both incentive stock options and nonqualified stock options. Incentive stock options were granted at the fair market value of the common stock on the date of grant, as determined by the Board.

Options granted under the 1999, 1996 and 1987 Plans generally vest over four years and expire no later than ten years from the date of the grant. There were 4,047 shares available for future grant under the 1999 and 1996 Plans as of June 28, 2003.

On February 3, 2003, the Company announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provides eligible holders of outstanding, unexercised options to purchase shares of the Company’s common stock issued pursuant to the 1996 Plan and 1999 Plan with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options currently expected to be issued after September 7, 2003. The ratios of new replacement options to options tendered pursuant to the option exchange program will be as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of the Company’s Board and its executive officers are not eligible to participate in the option exchange program. The new replacement options will generally have an exercise price equal to the fair market value of the Company’s common stock on the date the new replacement options are granted, vest quarterly over a 30-month period and include a 24-month acceleration provision upon a change in control. Options to purchase approximately 2,597 shares of the Company’s common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program. The Company expects to grant new replacement options to purchase an aggregate of 1,284 shares of the Company’s common stock after September 7, 2003 in exchange for the tendered and cancelled options. The Company does not expect the option exchange program to result in any additional compensation charges or variable plan accounting.

The following is a summary of the status of the Company’s stock options as of June 28, 2003, June 29, 2002 and June 30, 2001 and the stock option activity for all stock option plans during the years ending on those dates:

	June 28, 2003		June 29, 2002		June 30, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
OUTSTANDING:
Beginning balance	10,279	$10.25	9,248	$8.60	10,318	$1.67
Granted	2,200	$5.70	3,706	$11.02	2,370	$28.60
Exercised	(705)	$0.66	(1,607)	$0.73	(3,141)	$0.76
Canceled	(4,251)	$15.94	(1,068)	$12.98	(299)	$10.39

Ending balance	7,523	$6.54	10,279	$10.25	9,248	$8.60

EXERCISABLE	4,969	$5.22	4,986	$6.63	4,025	$3.43

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Information regarding options outstanding as of June 28, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.33 - $ 0.44	2,661	4.50	$0.44	2,661	$0.44
$ 1.11 - $ 1.11	752	6.07	$1.11	680	$1.11
$ 2.41 - $ 6.25	1,164	9.00	$4.21	285	$4.08
$ 6.34 - $ 8.00	1,312	8.56	$7.19	465	$7.37
$ 8.02 - $ 12.97	829	8.05	$12.52	368	$12.65
$ 13.00 - $ 29.56	326	7.05	$15.54	182	$15.48
$ 31.06 - $ 42.00	479	7.15	$36.46	328	$36.45

	7,523	6.73	$6.54	4,969	$5.22

In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $13,574 and $4,080 in fiscal 2000 and fiscal 1999, respectively. Deferred stock-based compensation represents the difference between the option price and the deemed fair value of the Company’s common stock on the date of grant and is reported as stock-based consideration, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $3,195, $3,910, and $4,142 for fiscal 2003, 2002 and 2001, respectively.

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

The fair value of options granted in fiscal 2003, 2002 and 2001 have been determined using the Black-Scholes option pricing model. The assumptions used are as follows:

Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Risk-free interest rate	1.89 – 3.41%	3.53 – 4.54%	4.54 – 6.23%
Expected dividend yield	None	None	None
Expected lives	4 years	4 years	4 years
Expected volatility	120%	110%	100%

The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 were $4.48, $8.03 and $20.80 per share, respectively.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 10: Employee Benefit Plans

Eligible employees of the Company’s U.S. operations may elect to participate in the Company’s 401(k) plan. The Company does not make contributions to the 401(k) plan. Employees of certain of the Company’s subsidiaries are provided with savings plans to which the Company and the employee contribute. The Company’s contributions to these plans aggregated $240 and $195 in fiscal 2003 and 2002, respectively, and were not material in fiscal 2001.

Note 11: Related Party Transactions

During fiscal 2002, the Company issued the Chief Executive Officer of the Company a note receivable of $114 to satisfy tax obligations incurred upon the exercise of stock options by certain trusts related to the Chief Executive Officer. The note receivable was issued with full recourse to the Chief Executive Officer and is collateralized by the personal assets of the Chief Executive Officer. The note receivable bore interest at 4.75% per annum and matured on December 15, 2002. As of June 29, 2002, the outstanding balance of the note receivable was $117 and was included in prepaid expenses and other current assets. The note receivable was paid in full on September 9, 2002.

Note 12: Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available to the chief operating decision maker, or decision-making group, in assessing performance and allocating resources. The Company’s decision-making group, its executive management team, views the Company’s operations and manages its business principally as one segment with two offerings: PLM software and related services. The executive management team evaluates these offerings based on their respective gross margins. Therefore, the financial information presented in these financial statements represents all the material financial information related to the Company’s principal operating segment.

Revenues, including exports in such regions, and property and equipment by significant geographic region are as follows:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
REVENUES:
North America	$63,655	$75,748	$100,593

Europe	28,732	31,135	32,067
Japan	11,381	11,851	10,434
Asia/Pacific (excluding Japan)	5,640	2,729	2,296

Total international	45,753	45,715	44,797

	$109,408	$121,463	$145,390

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company reports revenue in the geographic region of the customer at the time of the license. However, the customer may deploy licenses in other geographic regions.

	As of
	June 28, 2003	June 29, 2002
PROPERTY AND EQUIPMENT, NET:
North America	$10,727	$13,267

Europe	929	1,134
Japan	205	305
Asia/Pacific (excluding Japan)	50	78

Total international	1,184	1,517

	$11,911	$14,784

The Company’s software products are primarily classified into three categories as set forth below. The software license revenues related to these software products are as follows.

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Matrix PLM Platform	$18,051	$29,723	$61,508
Collaborative Applications and Lifecycle Applications	18,729	12,048	9,442
Enterprise interoperability products	4,299	5,672	13,340

Total	$41,079	$47,443	$84,290

No one customer accounted for more than 10% of the Company’s total revenues during fiscal 2003 or fiscal 2002. One customer represented approximately 11.3% of the Company’s total revenues during fiscal 2001.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 13: Net Income (Loss) Per Share

The calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
NET INCOME (LOSS):
Income (loss) from continuing operations	$(24,480)	$(28,705)	$8,346
Gain on sale of discontinued operations	—	—	500

Net income (loss)	$(24,480)	$(28,705)	$8,846

SHARES USED IN COMPUTING BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Weighted average shares outstanding used in computing basic net income (loss) per share	47,489	46,147	43,543
Dilutive effect of stock options	—	—	6,814

Shares used in computing diluted net income (loss) per share	47,489	46,147	50,357

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Basic net income (loss) per share from continuing operations	$(0.52)	$(0.62)	$0.19
Basic net income per share from discontinued operations	—	—	0.01

Basic net income (loss) per share	$(0.52)	$(0.62)	$0.20

Diluted net income (loss) per share from continuing operations	$(0.52)	$(0.62)	$0.17
Diluted net income per share from discontinued operations	—	—	0.01

Diluted net income (loss) per share	$(0.52)	$(0.62)	$0.18

Potentially dilutive common stock options and warrants aggregating 7,523, 10,279 and 1,320 for fiscal 2003, 2002 and 2001, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 14: Quarterly Financial Information (unaudited)

	Year Ended June 28, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$31,124	$28,018	$24,001	$26,265	$109,408
Gross profit	$16,205	$15,846	$11,906	$13,490	$57,447
Net loss	$(6,142)	$(9,384)	$(5,268)	$(3,686)	$(24,480)
Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.11)	$(0.08)	$(0.52)
Shares used in computing basic and diluted net loss per share	47,075	47,451	47,681	47,750	47,489

	Year Ended June 29, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$24,842	$32,027	$32,584	$32,010	$121,463
Gross profit	$9,666	$16,640	$17,121	$17,631	$61,058
Net loss	$(11,912)	$(9,248)	$(5,006)	$(2,539)	$(28,705)
Basic and diluted net loss per share	$(0.26)	$(0.20)	$(0.11)	$(0.05)	$(0.62)
Shares used in computing basic and diluted net loss per share	45,427	45,782	46,462	46,916	46,147

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

As of June 28, 2003, our Chief Executive Officer and Chief Financial Officer, with participation from our management, have conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART III

Anything herein to the contrary notwithstanding, in no event are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from the Company’s definitive proxy statement for the Company’s 2003 annual meeting of stockholders.

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled “Occupations of Directors and Executive Officers” in our definitive proxy statement (the “Definitive Proxy Statement”) for the 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of MatrixOne, Inc.’s fiscal year ended June 28, 2003.

The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

ITEM 11:	EXECUTIVE COMPENSATION

Certain information concerning executive compensation is incorporated herein by reference from the information contained in the section entitled “Compensation and Other Information Concerning Directors and Officers” in the Definitive Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The disclosure requirements under Item 14 are not yet applicable.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company are filed as part of this report:

Report of Independent Auditors

Report of Independent Public Accountants

Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002

Consolidated Statements of Operations for the years ended June 28, 2003, June 29, 2002 and June 30, 2001

Consolidated Statements of Stockholders’ Equity for the years ended June 28, 2003, June 29, 2002 and June 30, 2001

Consolidated Statements of Cash Flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001

Notes to Consolidated Financial Statements

      (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of MatrixOne, Inc. for each of the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto of MatrixOne, Inc.

Page Number
Schedule II-Valuation and Qualifying Accounts and Reserves	S-II

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(3) INDEX TO EXHIBITS

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation

3.2	(1)	Amended and Restated By-laws

4.1	(1)	Specimen certificate representing the common stock

10.1	(1)	Amended and Restated 1987 Stock Option Plan

10.2	(1)	2000 Employee Stock Purchase Plan

10.3	(1)	Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998

10.4	(1)	Amendment No. 1 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 26, 1991

10.5	(1)	Amendment No. 2 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of August 19, 1991

10.6	(1)	Amendment No. 3 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 1, 1997

10.7	(1)	Amendment No. 4 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 17, 1999

10.8	(1)	Amended and Restated Stockholders Agreement by and among the Company and the stockholders listed therein dated as of June 17, 1999

10.9	(1)	Office Lease by and between the Company and New Boston Chelmsford Limited Partnership dated March 2, 1994

10.10	(1)	Loan and Security Agreement between the Company and Silicon Valley Bank dated as of December 29, 1998

10.11	(1)(*)	Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999

10.12	(1)	Agreement between the Company and Oracle Corporation dated as of May 22, 1996

10.13	(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of September 28, 1999

10.14	(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 28, 1999

10.15	(4)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of August 18, 2000

10.16	(5)(*)	Employment Agreement dated November 1, 2000 between the Company and Mark F. O’Connell

10.17	(6)	Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

10.18	(6)	Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank

10.19	(7)	Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001

10.20	(8)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 29, 2001

10.21	(9)(*)	Letter agreement dated December 3, 2001 between the Company and Donald W. Hunt

10.22	(9)(*)	Letter agreement dated June 21, 2002 between the Company and John Fleming

10.23	(10)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.24	(11)	Third Amended and Restated 1996 Stock Plan

10.25	(11)	Amended and Restated 1999 Stock Plan

10.26	(*)	Letter agreement dated April 15, 2003 between the Company and Janet Heppner-Jones

21.1		Subsidiaries of the Company

23.1		Consent of Ernst & Young LLP

23.2		Consent of Arthur Andersen LLP

24.1		Power of Attorney (see page 83)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-92731).
(2)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-66458).
(3)	Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8 (File No. 333-81176).
(4)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended July 1, 2000.
(5)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.
(7)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.
(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form10-Q for the quarterly period ended December 29, 2001.
(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.
(11)	Incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481).
(*)	Indicates a management contract or any compensatory plan, contract or arrangement.

(b)	REPORTS ON FORM 8-K

On April 3, 2003, the Company filed a Current Report on Form 8-K regarding the preliminary financial results of the Company’s third quarter ended March 29, 2003.

On April 23, 2003, the Company filed a Current Report on Form 8-K regarding the financial results of the Company’s third quarter ended March 29, 2003.

(c)	EXHIBITS

The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street NW, Room 1024, Washington, D.C. and at the Commission’s regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 76 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

(d)	FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIXONE, INC.

Date: September 5, 2003

By:	/s/ MARK F. O’CONNELL
Mark F. O’Connell President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of MatrixOne, Inc. hereby constitute and appoint Mark F. O’Connell and Maurice L. Castonguay, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Mark F. O’Connell Mark F. O’Connell	President, Chief Executive Officer and Director (principal executive officer)	September 5, 2003

/s/ Maurice L. Castonguay Maurice L. Castonguay	Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and accounting officer)	September 5, 2003

/s/ W. Patrick Decker W. Patrick Decker	Director	September 5, 2003

/s/ Daniel J. Holland Daniel J. Holland	Director	September 5, 2003

/s/ James F. Morgan James F. Morgan	Director	September 5, 2003

/s/ Charles R. Stuckey, Jr. Charles R. Stuckey, Jr.	Director	September 5, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statement schedule of MatrixOne, Inc. as of June 30, 2001 and the year then ended included in the Annual Report on Form 10-K of MatrixOne, Inc. for the fiscal year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year end June 28, 2003. See Exhibit 23.2 for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To MatrixOne, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of MatrixOne, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated July 26, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the MatrixOne, Inc.’s management and is presented for purposes of complying with Securities and Exchange Commission’s rules and is not a part of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

July 26, 2001

S-I

Schedule II

MATRIXONE, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
June 28, 2003	$2,371	$375	$—	$(560)	$2,186
June 29, 2002	$1,387	$1,351	$—	$(367)	$2,371
June 30, 2001	$927	$667	$—	$(207)	$1,387
Reserve for Discontinued Operations:
June 30, 2001	$792	$—	$(500)[1]	$(292)	$—

(1)	Amounts charged to other accounts represents the gain on the settlement of a dispute relating to the sale of discontinued operations in 1998.

S-II

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated By-laws

4.1(1)	Specimen certificate representing the common stock

10.1(1)	Amended and Restated 1987 Stock Option Plan

10.2(1)	2000 Employee Stock Purchase Plan

10.3(1)	Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998

10.4(1)	Amendment No. 1 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 26, 1991

10.5(1)	Amendment No. 2 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of August 19, 1991

10.6(1)	Amendment No. 3 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 1, 1997

10.7(1)	Amendment No. 4 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 17, 1999

10.8(1)	Amended and Restated Stockholders Agreement by and among the Company and the stockholders listed therein dated as of June 17, 1999

10.9(1)	Office Lease by and between the Company and New Boston Chelmsford Limited Partnership dated March 2, 1994

10.10(1)	Loan and Security Agreement between the Company and Silicon Valley Bank dated as of December 29, 1998

10.11(1)(*)	Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999

10.12(1)	Agreement between the Company and Oracle Corporation dated as of May 22, 1996

10.13(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of September 28, 1999

10.14(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 28, 1999

10.15(4)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of August 18, 2000

10.16(5)(*)	Employment Agreement dated November 1, 2000 between the Company and Mark F. O’Connell

10.17(6)	Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

10.18(6)	Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank

10.19(7)	Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001

10.20(8)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 29, 2001

10.21(9)(*)	Letter agreement dated December 3, 2001 between the Company and Donald W. Hunt

10.22(9)(*)	Letter agreement dated June 21, 2002 between the Company and John Fleming

10.23(10)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.24(11)	Third Amended and Restated 1996 Stock Plan
10.25(11)	Amended and Restated 1999 Stock Plan
10.26(*)	Letter agreement dated April 15, 2003 between the Company and Janet Heppner-Jones
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Arthur Andersen LLP
24.1	Power of Attorney (see page 83)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-92731).
(2)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-66458).
(3)	Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8 (File No. 333-81176).
(4)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended July 1, 2000.
(5)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.
(7)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.
(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2001.
(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.
(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.
(11)	Incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481).
(*)	Indicates a management contract or any compensatory plan, contract or arrangement.