Form 10-Q
period 2003-09-27
MATRIXONE INC
filed 2003-11-03
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 28, 2003, there were 48,040,126 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2003

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 27, 2003	June 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,515	$127,665
Accounts receivable, less allowance for doubtful accounts of $1,938 and $2,186	20,037	19,544
Prepaid expenses and other current assets	6,770	7,197

Total current assets	148,322	154,406
PROPERTY AND EQUIPMENT, NET	10,883	11,911
OTHER ASSETS	3,670	2,367

	$162,875	$168,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,728	$6,187
Accrued expenses	14,971	15,202
Deferred revenue	18,536	17,910

Total current liabilities	39,235	39,299

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 47,984 and 47,904 shares issued and outstanding	480	479
Additional paid-in capital	211,196	211,098
Deferred stock-based compensation	(188)	(567)
Accumulated deficit	(89,853)	(83,165)
Accumulated other comprehensive income	2,005	1,540

Total stockholders’ equity	123,640	129,385

	$162,875	$168,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 27, 2003	September 28, 2002
REVENUES:
Software license	$6,114	$13,735
Service	17,127	17,389

Total revenues	23,241	31,124

COST OF REVENUES:
Software license	1,536	1,409
Service (1)	11,034	13,510

Total cost of revenues	12,570	14,919

GROSS PROFIT	10,671	16,205

OPERATING EXPENSES:
Selling and marketing (1)	8,929	12,477
Research and development (1)	6,004	6,650
General and administrative (1)	2,309	2,855
Stock-based compensation (1)	379	864

Total operating expenses	17,621	22,846

LOSS FROM OPERATIONS	(6,950)	(6,641)

OTHER INCOME (EXPENSE):
Interest income	310	614
Other income (expense), net	5	(115)

Total other income (expense)	315	499

Loss before income taxes	(6,635)	(6,142)
PROVISION FOR INCOME TAXES	(53)	—

NET LOSS	$(6,688)	$(6,142)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.13)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	47,953	47,075

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$108	$215
Selling and marketing	101	244
Research and development	81	182
General and administrative	89	223

Total stock-based compensation	$379	$864

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 27, 2003	September 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,688)	$(6,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,309	1,249
Stock-based compensation	379	864
Provision for doubtful accounts	(248)	208
Changes in assets and liabilities:
Accounts receivable	50	6,887
Prepaid expenses and other current assets	474	404
Accounts payable	(471)	(2,038)
Accrued expenses	(306)	(814)
Deferred revenues	408	(2,643)

Net cash used in operating activities	(5,093)	(2,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(265)	(1,072)
Other assets	(1,287)	(13)

Net cash used in investing activities	(1,552)	(1,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	99	87

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	396	45

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,150)	(2,978)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	127,665	139,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,515	$136,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$70	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation. The operating results for the three months ended September 27, 2003 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 3, 2004.

The Company operates on a 52-to-53 week fiscal year that ends on the Saturday closest to June 30th. The Company generally operates on thirteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. The fiscal year ending July 3, 2004 will consist of 53 weeks, and the fiscal quarter ending January 3, 2004 will consist of fourteen weeks. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risk and Significant Customers

Revenues from one customer were approximately 11.1% of the Company’s total revenues for the three months ended September 27, 2003, and accounts receivable from this customer represented approximately 16.5% of the Company’s accounts receivable at September 27, 2003.

Revenues from one other customer were approximately 12.8% of the Company’s total revenues for the three months ended September 28, 2002. However, no customer represented more than 10% of the Company’s accounts receivable at September 28, 2002.

Note 2. Other Assets

At September 27, 2003, other assets included a long-term accounts receivable from a customer due on September 16, 2005 of $1,333. The software license revenue related to this long-term accounts receivable will be recognized on or after September 16, 2005.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except share and per share amounts)

Note 3. Restructuring Charges

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on the Company’s business, on October 23, 2002 the Company announced a restructuring program to reduce expenses to align its operations and cost structure with market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

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

The significant components of the October 2002 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of September 27, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(92)	(24)	(116)

Accrual balance as of September 27, 2003	$272	$95	$367

The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through March 31, 2004.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except share and per share amounts)

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

The significant components of the April 2003 restructuring program and the related restructuring charges, cash payments and the remaining accrual as of September 27, 2003 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(155)

Accrual balance as of September 27, 2003	$101

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

September 27, 2003
Accrual balance as of June 28, 2003	$919
Provisions for warranty charged to cost of services	220
Payments made (in kind or in cash)	(248)

Accrual balance as of September 27, 2003	$891

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except share and per share amounts)

Note 5. Commitments and Contingencies

Indemnifications

The Company licenses software and sells services to its customers pursuant to contracts, which the Company refers to as a Software License Agreement (“SLA”) and Master Services Agreement (“MSA”), respectively. Each SLA and MSA contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that are finally awarded against the customer by a court of competent jurisdiction or that are agreed to by the Company in a written settlement agreement in the event the Company’s software or services performed by the Company is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third-party. The SLA and MSA generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain time and geography based scope limitations and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 27, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Note 6. Stockholders’ Equity

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company may repurchase up to $10,000 of its common stock, $0.01 par value per share. Common stock repurchases under the Program may be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During the three months ended September 27, 2003, the Company did not purchase or retire any shares of its common stock under the Program.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except share and per share amounts)

On February 3, 2003, the Company announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provided eligible holders of outstanding, unexercised options to purchase shares of the Company’s common stock issued pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”) with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options. The ratios of new replacement options to options tendered pursuant to the option exchange program were as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of the Company’s Board and the Company’s executive officers were not eligible to participate in the option exchange program. Options to purchase approximately 2,596,590 shares of the Company’s common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program, and the Company granted new replacement options to purchase an aggregate of approximately 1,215,605 shares of its common stock at an exercise price of $5.92 per share on September 8, 2003 in exchange for the tendered and cancelled options. The new replacement options had an exercise price equal to the fair market value of the Company’s common stock on the date the new replacement options were granted and vest quarterly over a 30-month period. The Company did not record any stock-based compensation expense as a result of the option exchange program.

Pursuant to the 1996 Plan and 1999 Plan, the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. The Company records stock-based compensation issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no stock-based compensation expense was recorded pursuant to stock options granted during the periods presented.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except share and per share amounts)

The fair value of stock options granted during the periods indicated have been determined using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended
	September 27, 2003	September 28, 2002
Risk-free interest rate	2.40-2.91%	2.63-3.41%
Expected dividend yield	None	None
Expected life	4 years	4 years
Expected volatility	120%	120%

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended
	September 27, 2003	September 28, 2002
NET LOSS:
Net loss, as reported	$(6,688)	$(6,142)
Exclude: Stock-based compensation expense included in net loss	379	864
Include: Stock-based compensation expense using the fair value method	(3,787)	(4,953)

Pro forma net loss	$(10,096)	$(10,231)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.14)	$(0.13)
Pro forma:
Basic and diluted net loss per share	$(0.21)	$(0.22)

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $379 and $864 for the three months ended September 27, 2003 and September 28, 2002, respectively.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except share and per share amounts)

Note 7. Basic and Diluted Net Income (Loss) Per Share

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

Potentially dilutive common stock options aggregating 10,456,430 and 11,350,239 shares for the three months ended September 27, 2003 and September 28, 2002, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

Note 8. Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based consideration. The components of comprehensive loss were as follows:

	Three Months Ended
	September 27, 2003	September 28, 2002
Net loss	$(6,688)	$(6,142)
Foreign currency translation adjustments	465	(346)

Comprehensive loss	$(6,223)	$(6,488)

Note 9. Subsequent Events

On October 22, 2003, the Company announced that it expects to record a restructuring charge of approximately $2,000 in the three months ending January 3, 2004 in connection with a restructuring program undertaken to align its operations and cost structure with current and projected market conditions. This restructuring program primarily consists of a reduction in the number of employees across all functions and locations and closure of excess facilities. In addition, the Company announced that in conjunction with its restructuring program, it expects to record an asset impairment charge of approximately $2,000 in the three months ending January 3, 2004 related to the disposal of certain leasehold improvements and office equipment, as a result of the closure of excess facilities, and the disposal of certain computers and computer software, as a result of the reduction in the number of employees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 24 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

Overview

MatrixOne®, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively managing product development efforts. These interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10™. Our Matrix10 solution is a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform™, Collaborative Applications™, Lifecycle Applications™ and enterprise interoperability products. Software license revenues from our suite of software products and the number of software license transactions for the three months ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended
(In millions, except transaction volumes)	September 27, 2003	September 28, 2002
Matrix PLM Platform	$2.1	$6.0
Collaborative Applications and Lifecycle Applications	2.4	6.7
Enterprise Interoperability Products	1.6	1.0

	$6.1	$13.7

Number of Software License Transactions	40	53

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

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions, and we expect revenues by geographic region to continue to fluctuate each period. Our total revenues by major geographical region, including exports into such regions, for the three months ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended
(In millions)	September 27, 2003	September 28, 2002
North America	$12.6	$16.7
Europe	8.4	7.7
Asia/Pacific	2.2	6.7

	$23.2	$31.1

Our international subsidiaries generally invoice their customers in local currency. Therefore, our revenue, when stated in U.S. Dollars, is subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency on our revenues. Accordingly, if the dollar weakens relative to foreign currencies, our revenues would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues would decrease. If our revenues for the three months ended September 27, 2003 had been translated at exchange rates for the comparable period a year ago, our revenues would have been $0.9 million lower.

Although we license our software and provide services to numerous customers, a single customer may represent more than 10% of our quarterly total revenues. During the three months ended September 27, 2003, one customer represented 11.1% of our total revenues, and during the three months ended September 28, 2002, one other customer represented 12.8% of our total revenues. We expect that revenues from large orders will continue to account for a significant percentage of our total revenues in future quarters.

On October 22, 2003, we announced that we expect to record a restructuring charge of approximately $2.0 million in the three months ending January 3, 2004 in connection with a restructuring program undertaken to align our operations and cost structure with current and projected market conditions. This restructuring program primarily consists of a reduction in the number of employees across all functions and locations and closure of excess facilities. In addition, we announced that in conjunction with our restructuring program, we expect to record an asset impairment charge of approximately $2.0 million in the three months ending January 3, 2004 related to the disposal of certain leasehold improvements and office equipment, as a result of the closure of excess facilities, and the disposal of certain computers and computer software, as a result of the reduction in the number of employees.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of September 27, 2003, we had an accumulated deficit of approximately $89.9 million. We anticipate that our operating expenses in fiscal 2004 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2004. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2004 and in the future.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments, which we evaluate on an on-going basis, that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As a result of a decline in our total revenues and the overall balance of our accounts receivable, and improvement in the aging of our accounts receivable and the days of our sales outstanding over the past several quarters, we reduced our allowance for doubtful accounts by $0.2 million during the three months ended September 27, 2003. Our allowance for doubtful accounts was $1.9 million and $2.2 million at September 27, 2003 and June 28, 2003, respectively.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. If software license revenues from our Collaborative Applications and Lifecycle Applications do not increase in future periods or if we discontinue the licensing of software for which we have prepaid royalty fees, the Company may record additional charges to cost of software license revenues. Prepaid software royalty fees aggregated $3.0 million and $3.6 million at September 27, 2003 and June 28, 2003, respectively.

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

Accounting for Income Taxes

We record a valuation allowance, in accordance with GAAP, to reduce our deferred tax assets to the estimated amount that is more likely than not to be realized. During our assessment of the valuation allowance, we consider future taxable income and ongoing tax planning strategies on a consolidated basis and in the tax jurisdictions in which we operate. We have recorded a valuation allowance against our deferred tax assets due to the fact it is more likely than not that the deferred tax assets will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis.

Software License and Professional Services Warranty

We generally provide a 90 day warranty on our software products. Our software products are generally warranted to perform in all material aspects as described in the applicable software product documentation and the media in which the software is delivered is warranted to be free of defects in materials and workmanship under normal use. To date, our software product warranty expense has not been material.

Our professional services are generally warranted to be performed in a workmanlike manner. In the event the customer requests the work be corrected, we generally will provide these additional professional services at no charge to comply with our warranty obligations and to ensure customer satisfaction.

We provide for an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warrant obligations by providing in-kind services. Our warranty accrual was $0.9 million at September 27, 2003 and June 28, 2003. For additional information regarding the activity related to our warranty accrual, refer to Note 4 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

	Three Months Ended
	September 27, 2003	September 28, 2002
Revenues:
Software license	26.3%	44.1%
Service	73.7	55.9

Total revenues	100.0	100.0

Cost of Revenues:
Software license	6.6	4.5
Service	47.5	43.4

Total cost of revenues	54.1	47.9

Gross Profit	45.9	52.1

Operating Expenses:
Selling and marketing	38.4	40.1
Research and development	25.9	21.3
General and administrative	9.9	9.2
Stock-based compensation	1.6	2.8

Total operating expenses	75.8	73.4

Loss from Operations	(29.9)	(21.3)
Other Income (Expense), Net	1.4	1.6

Loss Before Income Taxes	(28.5)	(19.7)
Provision for Income Taxes	(0.3)	—

Net Loss	(28.8)%	(19.7)%

Comparison of the Three Months Ended September 27, 2003 and September 28, 2002

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products.

Software license revenues decreased 55.5% to $6.1 million for the three months ended September 27, 2003 from $13.7 million for the three months ended September 28, 2002 primarily due to the continued weakness in information technology spending for PLM software around the world, lower average transaction values and sales execution issues. As a result, the total number of software license transactions decreased to 40 for the three months ended September 27, 2003 from 53 for the three months ended September 28, 2002, and the number of software license transactions in excess of $1.0 million decreased to one for the three months ended September 27, 2003 from three for the three months ended September 28, 2002. Software license revenues also decreased due to significant decreases in software license revenues in Asia/Pacific and North America.

Software license revenues in North America decreased 49.2% to $2.9 million for the three months ended September 27, 2003 from $5.8 million for the three months ended September 28, 2002, and software license revenues in Asia/Pacific decreased 88.6% to $0.6 million for the three months ended September 27, 2003 from $4.9 million for the three months ended September 28, 2002. The decrease in software license revenues in North America and Asia/Pacific is primarily due to a decrease in the number of software license transactions and the number of software license transactions in excess of $1.0 million. Software license revenues in Europe decreased 13.4% to $2.6 million for the three months ended September 27, 2003 from $3.0 million for the three months ended September 28, 2002 primarily due to a decrease in the number of software license transactions.

Software license revenues from our Collaborative Applications and Lifecycle Applications decreased 63.9% to $2.4 million for the three months ended September 27, 2003 from $6.7 million for the three months ended September 28, 2002. Software license revenues from our Matrix PLM Platform decreased 64.3% to $2.1 million for the three months ended September 27, 2003 from $6.0 million for the three months ended September 28, 2002. The software license revenues from our Collaborative Applications, Lifecycle Applications and Matrix PLM Platform decreased primarily due to the factors previously discussed. Software license revenues from our enterprise interoperability products increased 46.6% to $1.6 million for the three months ended September 27, 2003 from $1.0 million for the three months ended September 28, 2002 primarily due to an increase in the proportion of software license transactions containing our enterprise interoperability products and one transaction consisting exclusively of our enterprise interoperability products of approximately $0.5 million.

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

Service revenues decreased 1.5% to $17.1 million for the three months ended September 27, 2003 from $17.4 million for the three months ended September 28, 2002. The decrease was primarily due to a $1.1 million decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending and an increase in the proportion of professional services engagements led by systems integrators. This decrease was partially offset by a $0.9 million increase in maintenance revenues from new and renewed maintenance contracts. Maintenance revenues represented 50.0% and 44.2% of service revenues for the three months ended September 27, 2003 and September 28, 2002, respectively.

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

Cost of software licenses increased 9.0% to $1.5 million for the three months ended September 27, 2003 from $1.4 million for the three months ended September 28, 2002. The increase in cost of software licenses was primarily due to an increase in the proportion of our software license revenue derived from the licensing of third-party integration and application software and amortization of prepaid software royalty fees.

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

Cost of services decreased 18.3% to $11.0 million for the three months ended September 27, 2003 from $13.5 million for the three months ended September 28, 2002 primarily due to a $1.6 million reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and a $0.3 million reduction in independent systems integrator costs due to lower professional services revenues. In addition, during the three months ended September 28, 2002, we recorded a $0.6 million charge related to costs accrued for a non-billable change in project scope on a fixed price professional services contract.

Gross profit. Gross profit decreased 34.1% to $10.7 million for the three months ended September 27, 2003 from $16.2 million for the three months ended September 28, 2002. Gross profit as a percentage of total revenues, or gross margin, decreased to 45.9% for the three months ended September 27, 2003 from 52.1% for the three months ended September 28, 2002. The decrease in gross margin was primarily attributable to a decrease in the proportion of our revenues derived from software license revenues and a decrease in gross margin on software licenses. Gross margin on software licenses decreased to 74.9% for the three months ended September 27, 2003 from 89.7% for the three months ended September 28, 2002 due to an increase in the proportion of our software license revenue derived from the licensing of third-party integration and application software and amortization of prepaid software royalty fees. Gross margin on services increased to 35.6% for the three months ended September 27, 2003 from 22.3% for the three months ended September 28, 2002 primarily due to an increase in maintenance revenues and a reduction in certain operating costs as previously discussed. In addition, during the three months ended September 28, 2002, we recorded a $0.6 million charge related to costs accrued for a non-billable change in project scope on a fixed price professional services contract.

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

Selling and marketing expenses decreased 28.4% to $8.9 million for the three months ended September 27, 2003 from $12.5 million for the three months ended September 28, 2002 primarily due to a $2.5 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives, a $0.5 million decrease in commission expense as a result of lower software license revenues, a $0.3 million decrease in costs associated with our annual training and sales event and lower general operating expenses as a result of our cost savings initiatives. Selling and marketing expenses as a percentage of total revenues decreased to 38.4% for the three months ended September 27, 2003 from 40.1% for the three months ended September 28, 2002 primarily due to the factors previously discussed.

Research and development. Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the use of third-parties to assist in the development of specific Collaborative Applications, Lifecycle Applications and enterprise interoperability products and utilization of domestic and foreign third-party contractors, which are generally more expensive than our internal engineering personnel.

Research and development expenses decreased 9.7% to $6.0 million for the three months ended September 27, 2003 from $6.7 million for the three months ended September 28, 2002 primarily due to a $1.0 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives, partially offset by higher costs associated with the use of third-party contractors to assist in the development of specific Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Research and development expenses as a percentage of total revenues increased to 25.9% for the three months ended September 27, 2003 from 21.3% for the three months ended September 28, 2002 due to a lower revenues base.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

General and administrative expenses decreased 19.1% to $2.3 million for the three months ended September 27, 2003 from $2.9 million for the three months ended September 28, 2002 primarily due to a $0.4 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and a reduction in the provision for doubtful accounts due to a decline in our total revenues and the overall balance of our accounts receivable over the past several quarters. General and administrative expenses as a percentage of total revenues increased to 9.9% for the three months ended September 27, 2003 from 9.2% for the three months ended September 28, 2002 due to a lower revenues base.

Stock-based compensation. Stock-based compensation relates to the issuance of stock options to employees with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years.

Stock-based compensation decreased 56.1% to $0.4 million for the three months ended September 27, 2003 from $0.9 million for the three months ended September 28, 2002 due to a decrease in amortization due to the termination of the vesting of certain stock options and the cancellation of stock options from terminated employees primarily related to our restructuring programs. We expect to record stock-based compensation of $0.6 million in fiscal 2004, and we expect that the amortization of deferred stock-based compensation will end during our second fiscal quarter ending January 3, 2004.

Restructuring charges.

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2002 we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

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

The significant components of the October 2002 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of September 27, 2003 were as follows:

(In millions)	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3.3	$0.5	$3.8
Non-cash adjustments – fiscal 2003	(0.5)	(0.1)	(0.6)

Adjusted restructuring charges – fiscal 2003	2.8	0.4	3.2
Cash payments – fiscal 2003	(2.4)	(0.3)	(2.7)

Accrual balance as of June 28, 2003	0.4	0.1	0.5
Cash payments – fiscal 2004	(0.1)	—	(0.1)

Accrual balance as of September 27, 2003	$0.3	$0.1	$0.4

The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through March 31, 2004.

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

The significant components of the April 2003 restructuring program and the related restructuring charges, cash payments and the remaining accrual as of September 27, 2003 were as follows:

(In millions)	Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$0.5
Cash payments – fiscal 2003	(0.3)

Accrual balance as of June 28, 2003	0.2
Cash payments – fiscal 2004	(0.1)

Accrual balance as of September 27, 2003	$0.1

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

Other income decreased 36.9% to $0.3 million for the three months ended September 27, 2003 from $0.5 million for the three months ended September 28, 2002. The decrease was primarily due to a $0.3 million decrease in interest income from lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment, offset by a slight decrease in other expense, which included losses on disposals of fixed assets in the three months ended September 28, 2002. We expect our interest income to continue to decrease in fiscal 2004 due to the decreases in market interest rates and lower levels of cash available for investment.

Provision for income taxes. During the three months ended September 27, 2003, we recorded a provision for income taxes of $53,000 related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for the three months ended September 28, 2002.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents. Our ability to generate cash from operations is dependent upon our ability to generate revenue from licensing our software and providing related services, as well as our ability to manage our operating costs and net assets. A decrease in the demand for our software and related services or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

(In millions, except days)	September 27, 2003	June 28, 2003
Cash and cash equivalents	$121.5	$127.7
Working capital	$109.1	$115.1
Days sales outstanding for the three months ended	78 Days	68 Days

During the three months ended September 27, 2003, our cash and cash equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring programs. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations. We currently expect to incur losses from operations in fiscal 2004. Accordingly, we expect our liquidity to continue to decrease through fiscal 2004.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate (4.5% at September 27, 2003) plus 0.5% per annum on any outstanding balances and expires December 27, 2003. As of September 27, 2003, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of September 27, 2003.

Net cash used in operating activities for the three months ended September 27, 2003 was $5.1 million resulting primarily from our net loss. Net cash used in operating activities for the three months ended September 28, 2002 was $2.0 million resulting from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to slightly lower revenues.

Net cash used in investing activities was $1.6 million and $1.1 million for the three months ended September 27, 2003 and September 28, 2002, respectively, and reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.3 million and $1.1 million, respectively. Net cash used in investing activities for the three months ended September 27, 2003 also includes a $1.3 million increase in other assets related to a long-term accounts receivable from a customer due in September 2005. We expect that capital expenditures for the next 12 months will be approximately $2.0 million, primarily for the acquisition of computer hardware and software and leasehold improvements.

Net cash provided by financing activities was $99,000 and $87,000 for the three months ended September 27, 2003 and September 28, 2002, respectively, and consists of the proceeds from stock option exercises.

On January 21, 2003, our Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby we may repurchase up to $10.0 million of our common stock. Common stock repurchases under the Program may be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During the three months ended September 27, 2003, we did not purchase or retire any shares of our common stock under the Program. Repurchases made under the Program were and are expected to be funded from available working capital.

On February 3, 2003, we announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provided eligible holders of outstanding, unexercised options to purchase shares of our common stock issued pursuant to our Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and our Amended and Restated 1999 Stock Plan (the “1999 Plan”) with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options. The ratios of new replacement options to options tendered pursuant to the option exchange program were as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of our Board and our executive officers were not eligible to participate in the option exchange program. Options to purchase approximately 2.6 million shares of our common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program, and we granted new replacement options to purchase an aggregate of approximately 1.2 million shares of our common stock at an exercise price of $5.92 per share on September 8, 2003 in exchange for the tendered and cancelled options. The new replacement options had an exercise price equal to the fair market value of our common stock on the date the new replacement options were granted and vest quarterly over a 30-month period. We did not record any stock-based compensation expense as a result of the option exchange program.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations for which we guarantee or set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Collaborative Applications, Lifecycle Applications and enterprise interoperability software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations for which we guarantee or set a minimum amount of fees consisted of the following as of September 27, 2003:

	Fiscal Year					Thereafter
(In millions)	Remainder of 2004	2005	2006	2007	2008
Leases	$3.4	$3.6	$3.1	$2.7	$2.4	$3.7
Development agreements	1.6	—	—	—	—	—
Other contractual arrangements	0.7	0.1	—	—	—	—

	$5.7	$3.7	$3.1	$2.7	$2.4	$3.7

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of September 27, 2003.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 27, 2003.

Cautionary Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward looking statement should be considered in light of the factors discussed below.

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $6.7 million for the three months ended September 27, 2003 and $24.5 million and $28.7 million in fiscal 2003 and 2002, respectively. As of September 27, 2003, we had an accumulated deficit of approximately $89.9 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Our Restructuring Programs May Not Achieve Our Desired Results and We May Therefore Continue to Incur Operating Losses

We implemented restructuring programs in fiscal 2003 and fiscal 2002, and we plan to implement another restructuring program in the second quarter of fiscal 2004. The primary objective of our restructuring programs has been to reduce our operating expenses in order to align our operations and cost structure with market conditions and our strategic initiatives. These programs included reductions in our workforce, reductions in the use of independent contractors, closure of certain facilities and termination of certain contracts. These workforce reductions could impact the productivity of our remaining employees, including those directly responsible for sales and services, which may negatively affect our future revenues. In addition, the failure to retain and effectively manage our remaining employees could increase our costs and negatively affect our sales and services operations and our ability to attain revenue goals. Failure to achieve the desired results of our restructuring programs could result in reduced revenues and continued operating losses.

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

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our Matrix PLM Platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

Our Future Success Is Uncertain Because We Have Significantly Changed Our Product Line

We shipped the first Collaborative Application in October 2000. Our strategy is to develop new Collaborative Applications and Lifecycle Applications for use in product lifecycle management and to combine them with our Matrix PLM Platform and enterprise interoperability products to create PLM solutions. Our new business focus and strategy may not be successful. In addition, because we have only recently begun to focus our business on the development, license and marketing of our Collaborative Application and Lifecycle Application software and PLM solutions, we may have limited insight into trends that may emerge and affect our business. We face the many challenges, risks and difficulties frequently encountered by companies transitioning to a new product line and using a new business strategy in a rapidly evolving market. If we are unable to successfully implement our business strategy, our operating results will suffer.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. In addition, our foreign subsidiaries generally incur their expenses in local currency. Approximately 43.3%, 35.6% and 33.9% of our total revenues for the three months ended September 27, 2003 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 23.5%, 28.1% and 23.7% of our expenses for the three months ended September 27, 2003 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. At September 27, 2003 and June 28, 2003, approximately 22.1% and 18.7%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels and Improve Our Sales Productivity

We will need to expand our direct and indirect global sales operations and improve our sales productivity in order to increase market awareness and acceptance of our software and generate increased revenues. We market and license our products directly through our sales organization and indirectly through our global Alliance Partner and distributor network.

Our ability to increase our global direct sales organization will depend on our ability to recruit, train and retain sales personnel with advanced sales skills and technical knowledge. Competition for qualified sales personnel is intense in our industry. In addition, it may take up to nine months for a new sales person to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired or existing sales personnel fail to develop the necessary skills, reach productivity more slowly than anticipated or are not able to maintain an expected level of productivity, we may have difficulty licensing our products, and we may experience a shortfall in anticipated revenues.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. The expense of defending and the outcome of pending and future shareholder litigation (including the New York securities litigation described above and in Legal Proceedings in Part II, Item 1of this Quarterly Report on Form 10-Q) and the possible inadequacy of the Company’s insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the three months ended September 27, 2003, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $6.50 per share. During fiscal 2003, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. In addition, our foreign subsidiaries generally incur their expenses in local currency. Approximately 43.3%, 35.6% and 33.9% of our total revenues for the three months ended September 27, 2003 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 23.5%, 28.1% and 23.7% of our expenses for the three months ended September 27, 2003 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. At September 27, 2003 and June 28, 2003, approximately 22.1% and 18.7%, respectively, of our total assets were located at our foreign subsidiaries.

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

At September 27, 2003, we had one forward contract outstanding, which is presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Currency	Position	Maturity Date	Notional Amount	Notional Exchange Rate	Fair Market Value as of September 27, 2003
Euro	Sell	10/31/03	2,313,528	1.100	$2,654,773

We plan to continue our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in foreign currencies, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase.

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At September 27, 2003, we had $99.5 million, $0.2 million, $13.0 million and $0.3 million invested in the United States, Canada, Continental Europe and England, respectively. At September 27, 2003, the weighted average interest rate on our investments was 1.21% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

ITEM 4: CONTROLS AND PROCEDURES

As of September 27, 2003, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the first fiscal quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through September 27, 2003, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $9.8 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) repurchase $1.0 million of our common stock, and (d) fund approximately $9.9 million of working capital to support our operations.

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

(b) Reports on Form 8-K

On July 30, 2003, the Company filed a Current Report on Form 8-K regarding the financial results of the Company’s fiscal year ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: November 3, 2003	By:	/s/ Maurice L. Castonguay

Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002