Form 10-Q
period 2004-01-03
MATRIXONE INC
filed 2004-02-11
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 3, 2004

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

Yes ☒ No ☐

As of February 9, 2004, there were 48,380,101 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 3, 2004

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 3, 2004	June 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,522	$127,665
Accounts receivable, less allowance for doubtful accounts of $1,704 and $2,186	20,969	19,544
Prepaid expenses and other current assets	5,901	7,197

Total current assets	145,392	154,406
PROPERTY AND EQUIPMENT, NET	8,467	11,911
OTHER ASSETS	3,535	2,367

	$157,394	$168,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,354	$6,187
Accrued expenses	15,384	15,202
Deferred revenue	18,031	17,910

Total current liabilities	38,769	39,299

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 48,374 and 47,904 shares issued and outstanding	484	479
Additional paid-in capital	211,884	211,098
Deferred stock-based compensation	—	(567)
Accumulated deficit	(97,004)	(83,165)
Accumulated other comprehensive income	3,261	1,540

Total stockholders’ equity	118,625	129,385

	$157,394	$168,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002
REVENUES:
Software license	$9,384	$11,066	$15,498	$24,801
Service	17,485	16,952	34,612	34,341

Total revenues	26,869	28,018	50,110	59,142

COST OF REVENUES:
Software license	1,621	1,104	3,157	2,513
Service (1)	12,103	11,068	23,137	24,578

Total cost of revenues	13,724	12,172	26,294	27,091

GROSS PROFIT	13,145	15,846	23,816	32,051

OPERATING EXPENSES:
Selling and marketing (1)	9,031	11,801	17,960	24,278
Research and development (1)	5,432	6,581	11,436	13,231
General and administrative (1)	2,374	2,725	4,683	5,580
Stock-based compensation (1)	188	831	567	1,695
Restructuring charges	1,884	3,800	1,884	3,800
Asset impairment and disposal charges	1,680	—	1,680	—

Total operating expenses	20,589	25,738	38,210	48,584

LOSS FROM OPERATIONS	(7,444)	(9,892)	(14,394)	(16,533)

OTHER INCOME (EXPENSE):
Interest income	321	554	631	1,168
Other income (expense), net	22	(46)	27	(161)

Total other income (expense)	343	508	658	1,007

Loss before income taxes	(7,101)	(9,384)	(13,736)	(15,526)
PROVISION FOR INCOME TAXES	50	—	103	—

NET LOSS	$(7,151)	$(9,384)	$(13,839)	$(15,526)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.20)	$(0.29)	$(0.33)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	48,210	47,451	48,086	47,263

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$64	$209	$172	$424
Selling and marketing	64	232	165	476
Research and development	26	173	107	355
General and administrative	34	217	123	440

Total stock-based compensation	$188	$831	$567	$1,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 3, 2004	December 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,839)	$(15,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,517	2,547
Asset impairment and disposal charges	1,680	—
Stock-based compensation	567	1,695
Provision for (reduction in) doubtful accounts	(503)	307
Changes in assets and liabilities:
Accounts receivable	192	8,669
Prepaid expenses and other current assets	1,219	432
Accounts payable	(969)	(2,576)
Accrued expenses	(422)	(780)
Deferred revenues	(570)	(2,907)

Net cash used in operating activities	(10,128)	(8,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(586)	(1,634)
Other assets	(1,024)	207

Net cash used in investing activities	(1,610)	(1,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	267	529
Proceeds from purchases of common stock under employee stock purchase plan	524	254

Net cash provided by financing activities	791	783

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,804	782

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,143)	(8,001)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	127,665	139,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,522	$131,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$90	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments, except for the asset impairment and disposal charges and restructuring charges in Note 3 and Note 4, respectively) necessary for a fair presentation. The operating results for the three month and six month periods ended January 3, 2004 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 3, 2004.

The Company operates on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. The fiscal quarter ended January 3, 2004 consisted of fourteen weeks, and the fiscal year ending July 3, 2004 will consist of 53 weeks. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, valuation of prepaid software royalty fees, useful lives of property and equipment, valuation of deferred tax assets and software license and professional services warranty.

Concentrations of Credit Risk and Significant Customers

No customer represented more than 10% of the Company’s total revenues for the three or six month periods ended January 3, 2004 and December 28, 2002. One customer represented 12.6% of the Company’s accounts receivable at January 3, 2004, and one other customer represented 10.2% of the Company’s accounts receivable at December 28, 2002.

Note 2. Other Assets

At January 3, 2004, other assets included a long-term accounts receivable from a customer due on September 16, 2005 of $1,460. The software license revenue related to this long-term accounts receivable, which is included in deferred revenue, will be recognized when payment becomes due on September 16, 2005, assuming any remaining contractual obligations have been met and collectibility is probable.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 3. Asset Impairment and Disposal Charges

In conjunction with the October 2003 restructuring program (Note 4), the Company evaluated the recoverability of certain of its assets. Based on this evaluation, the Company determined that certain capitalized software would not be recoverable due to the Company’s inability to utilize and maintain this software as a result of the termination of certain operational and technical personnel and the reorganization of certain departments. Accordingly, the Company recorded an asset impairment charge of $1,209, which represented the net book value of this software as of the evaluation date. In addition, in conjunction with the closure and consolidation of certain office facilities, the Company abandoned or disposed of certain office equipment and leasehold improvements that could not be transferred to or used by the remaining offices and recorded an asset abandonment and disposal charge of $471, which represented the net book value of these assets on the date of the abandonment or disposal.

Note 4. Restructuring Charges

October 2003 Restructuring Program

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on the Company’s business, in October 2003 the Company implemented a restructuring program to further reduce expenses to align its operations and cost structure with current and projected market conditions (the “October 2003 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations and the closure and consolidation of certain offices.

The October 2003 restructuring program included a reduction in workforce of 45 employees, including 10 employees in cost of service revenues, 16 employees in selling and marketing, 13 employees in research and development and six employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs. These severed employees were not required to render service in order to receive termination benefits and were not required to render service beyond the minimum retention period.

The October 2003 restructuring program also included costs related to the closure and consolidation of certain office facilities. During the three months ended January 3, 2004, the Company vacated these offices and entered into agreements with the lessors to terminate the leases before the original lease term and paid a lease termination fee. In conjunction with the consolidation of certain offices, the Company also incurred certain costs to relocate employees and office furniture and equipment.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The significant components of the October 2003 restructuring program and the related restructuring charges, cash payments and the remaining accrual as of January 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Restructuring charges - fiscal 2004	$1,304	$508	$1,812
Cash payments - fiscal 2004	(1,003)	(441)	(1,444)

Accrual balance as of January 3, 2004	$301	$67	$368

The October 2003 restructuring program was substantially completed during the three months ended January 3, 2004, and the remaining cash payments are expected to be made through February 28, 2004.

April 2003 Restructuring Program

In April 2003, the Company reorganized certain of its operations to reduce expenses and to better align its management structure with its strategic initiatives (the “April 2003 restructuring program”). The April 2003 restructuring program consisted of the elimination of certain positions within the Company, primarily at the Vice President and Director level.

The April 2003 restructuring program included a reduction in workforce of 13 employees, consisting of seven employees in selling and marketing, four employees in research and development and two employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs. These severed employees were not required to render service in order to receive termination benefits and were not required to render service beyond the minimum retention period.

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of January 3, 2004 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(209)
Non-cash adjustments – fiscal 2004	100

Accrual balance as of January 3, 2004	$147

The non-cash adjustments during fiscal 2004 reflect additional employee severance related costs. The April 2003 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through June 30, 2004.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on the Company’s business, in October 2002 the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

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

The significant components of the October 2002 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of January 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(135)	(55)	(190)
Non-cash adjustments – fiscal 2004	34	(62)	(28)

Accrual balance as of January 3, 2004	$263	$2	$265

The non-cash adjustments during fiscal 2004 reflect an unfavorable final settlement for an employee severance arrangement and favorable final settlement for certain lease arrangements. The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through April 30, 2004.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 5. Software License and Professional Services Warranty

The Company generally provides a 90 day warranty on its software products. The Company’s software products are generally warranted to perform in all material aspects as described in the applicable software product documentation, and the media in which the software is delivered is warranted to be free of defects in materials and workmanship under normal use. To date, our software product warranty expense has not been material.

The Company’s professional services are generally warranted to be performed in a workmanlike manner. In the event the customer requests the work be corrected, the Company generally will provide these additional professional services at no charge to comply with the Company’s warranty obligations and to ensure customer satisfaction.

The Company records an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services and the related liability is included in accrued liabilities. The Company primarily satisfies its warranty obligations by providing in-kind services. The activity related to the Company’s warranty accrual is presented below.

Accrual balance as of June 28, 2003	$919
Provisions for warranty charged to cost of services during the six months ended January 3, 2004	520
Payments made (in kind or in cash) during the six months ended January 3, 2004	(577)

Accrual balance as of January 3, 2004	$862

Note 6. Commitments and Contingencies

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of January 3, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Note 7. Line of Credit

On December 23, 2003, the Company amended its $10,000 line of credit to extend the term of the agreement through December 26, 2004. The line of credit bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances. As of January 3, 2004, the Company had no borrowings outstanding under this line of credit and $10,000 available.

Note 8. Stockholders’ Equity

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company may repurchase up to $10,000 of its common stock, $0.01 par value per share (the “common stock”). Common stock repurchases under the Program may be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. During the three and six month periods ended January 3, 2004, the Company did not purchase or retire any shares of its common stock under the Program. The Program terminated on January 26, 2004.

On February 3, 2003, the Company announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provided eligible holders of outstanding, unexercised options to purchase shares of the Company’s common stock issued pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”) with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options. The ratios of new replacement options to options tendered pursuant to the option exchange program were as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of the Company’s Board and the Company’s executive officers were not eligible to participate in the option exchange program. Options to purchase approximately 2,597 shares of the Company’s common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program, and the Company granted new replacement options to purchase an aggregate of approximately 1,216 shares of its common stock at an exercise price of $5.92 per share on September 8, 2003 in exchange for the tendered and cancelled options. The new replacement options had an exercise price equal to the fair market value of the Company’s common stock on the date the new replacement options were granted and vest quarterly over a 30-month period. The Company did not record any stock-based compensation expense as a result of the option exchange program.

On November 7, 2003, the shareholders of the Company approved an amendment to the 1999 Plan to increase the number of shares of common stock that may be issued pursuant to the 1999 Plan by 2,000 shares to 8,000 shares of common stock in the aggregate. At the same time, the shareholders of the Company also approved an amendment to the Company’s 2000 Employee Stock Purchase Plan (the “2000 Plan”) to increase the number of shares of common stock that may be issued pursuant to the 2000 Plan by 650 shares to 2,000 shares of common stock in the aggregate.

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

The fair value of stock options granted during the periods indicated have been determined using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Six Months Ended
	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002
Risk-free interest rate	2.73 – 2.87%	2.60 – 2.69%	2.40 – 2.91%	2.60 – 3.41%
Expected dividend yield	None	None	None	None
Expected life	4 Years	4 Years	4 Years	4 Years
Expected volatility	120%	120%	120%	120%

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002
NET LOSS:
Net loss, as reported	$(7,151)	$(9,384)	$(13,839)	$(15,526)
Exclude: Stock-based compensation expense included in net loss	188	831	567	1,695
Include: Stock-based compensation expense using the fair value method	(4,452)	(4,804)	(8,239)	(9,757)

Pro forma net loss	$(11,415)	$(13,357)	$(21,511)	$(23,588)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.15)	$(0.20)	$(0.29)	$(0.33)
Pro forma:
Basic and diluted net loss per share	$(0.24)	$(0.28)	$(0.45)	$(0.50)

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $188 and $831 for the three months ended January 3, 2004 and December 28, 2002, respectively, and $567 and $1,695 for the six months ended January 3, 2004 and December 28, 2002. The amortization of deferred stock-based compensation ended during the three month period ended January 3, 2004.

Note 9. Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the shares used in the calculation of basic net income (loss) per share plus the dilutive effect of common stock equivalents, such as stock options, using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive.

Potentially dilutive common stock options aggregating 10,065 and 10,766 shares for the three months ended January 3, 2004 and December 28, 2002, respectively, and 10,261 and 11,058 shares for the six months ended January 3, 2004 and December 28, 2002, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 10. Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based consideration. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002
Net loss	$(7,151)	$(9,384)	$(13,839)	$(15,526)
Foreign currency translation adjustments	1,256	867	1,721	521

Comprehensive loss	$(5,895)	$(8,517)	$(12,118)	$(15,005)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 35 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

Business Overview

MatrixOne, Inc. is a provider of product life cycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively managing product development efforts. These interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our PLM solutions are based on our suite of software products, collectively referred to as Matrix10™. Our Matrix10 solution is a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform™, Collaborative Applications™, Lifecycle Applications™ and enterprise interoperability products. We offer a variety of services that complement our PLM software. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

Our strategy for long-term, sustainable growth in revenue and earnings is focused on achieving a leadership position within the PLM market by effectively enabling our customers to achieve measurable improvements in their business by unifying and streamlining processes across the product lifecycle. Currently, there are three key elements to our growth strategy: improving sales execution, upgrading our installed base of customers to Matrix10 and extending our position in core industrial markets.

We are intensely focused on improving all elements of company-wide sales execution. We have implemented a common, disciplined selling process in all regions of the world, which we believe will lead to improved visibility of future revenue opportunities and improved accuracy in revenue forecasting. We are increasingly working more effectively with our global alliance partners whom we depend on to deliver the comprehensive needs of our global customer base.

In May 2003, we introduced Matrix10, a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Matrix10 includes significant enhancements in security, scalability, and interoperability compared to previous releases of our product offerings. Because many of our existing customers operate with previous releases of our products, we believe that there are opportunities to grow software license and professional services revenue by effectively upgrading our installed base of customers to Matrix10.

We license our PLM solutions into eight industrial markets including aerospace and defense, automotive, consumer products, financial services, machinery, high technology, medical devices, and the process industries. To gain market leadership in each of these industrial markets, a core part of our growth strategy is to: develop and market focused variations of our core product offerings to meet the needs of industry-specific business processes; develop the deep domain expertise of our workforce in the industrial markets in which we compete; and develop and leverage alliance partnerships with key system integration partners, original equipment manufacturers, and complementary hardware and software providers.

Financial Overview

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographical region, including exports into such regions, for the three and six month periods ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002
North America	$14,988	$14,553	$27,583	$31,227
Europe	9,730	9,085	18,138	16,745
Asia/Pacific	2,151	4,380	4,389	11,170

Total revenues	$26,869	$28,018	$50,110	$59,142

We operate on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. The fiscal quarter ended January 3, 2004 consisted of fourteen weeks, and the fiscal year ending July 3, 2004 will consist of 53 weeks. Accordingly, our results for the three and six month periods ended January 3, 2004 include one additional week of expenses. This fact should be considered when assessing the comparative financial results set forth in the following discussion of our results of operations.

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2003, we implemented a restructuring program to further reduce expenses to align our operations and cost structure with current and projected market conditions and recorded a restructuring charge of $1.8 million. This restructuring program primarily included a reduction in workforce of 45 employees across all functions and locations and the closure and consolidation of certain offices. In addition, in conjunction with this restructuring program, we evaluated the recoverability of certain of our assets and determined that certain capitalized software, office equipment and leasehold improvements would not be recoverable. Accordingly, we recorded asset impairment and disposal charges of $1.7 million. Since October 2001, we have implemented several restructuring programs to adjust our operations and cost structure as a result of the weak information technology market and general global economic conditions. As a result of these programs, we have reduced our workforce from a high of 614 employees as of September 29, 2001 to our current workforce of 390 employees as of January 3, 2004. However, certain of these cost savings resulting from our restructuring programs have been offset by increased expenses due to the strengthening of major foreign currencies relative to the U.S. Dollar as discussed above.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of January 3, 2004, we had an accumulated deficit of approximately $97.0 million. We anticipate that our operating expenses in fiscal 2004 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2004. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2004 and in the future.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments, which we evaluate on an on-going basis, that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As a result of lower total revenues and accounts receivable, and improvement in the aging of our accounts receivable and the days of our sales outstanding over the past several quarters, we revised our estimate of doubtful accounts and as a result decreased our allowance for doubtful accounts by $0.3 million and $0.5 million during the three and six month periods ended January 3, 2004. Our allowance for doubtful accounts was $1.7 million and $2.2 million at January 3, 2004 and June 28, 2003, respectively.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. Prepaid software royalty fees aggregated $2.1 million and $3.6 million at January 3, 2004 and June 28, 2003, respectively.

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

As a result of our restructuring program in October 2003, we evaluated the recoverability of certain of our assets. Based on this evaluation, we determined that certain assets would not be recoverable, and we recorded an asset impairment charge of $1.7 million. For additional information regarding this impairment charge, refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Deferred Tax Assets

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

We provide for an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.9 million at January 3, 2004 and June 28, 2003. For additional information regarding the activity related to our warranty accrual, refer to Note 5 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

	Three Months Ended		Six Months Ended
	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002
Revenues:
Software license	34.9%	39.5%	30.9%	41.9%
Service	65.1	60.5	69.1	58.1

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	6.0	3.9	6.3	4.2
Service	45.1	39.5	46.2	41.6

Total cost of revenues	51.1	43.4	52.5	45.8

Gross profit	48.9	56.6	47.5	54.2

Operating Expenses:
Selling and marketing	33.6	42.1	35.8	41.1
Research and development	20.2	23.5	22.8	22.4
General and administrative	8.8	9.7	9.3	9.4
Stock-based compensation	0.7	3.0	1.1	2.9
Restructuring charges	7.0	13.6	3.8	6.4
Asset impairment and disposal charges	6.3	—	3.4	—

Total operating expenses	76.6	91.9	76.2	82.2

Loss from Operations	(27.7)	(35.3)	(28.7)	(28.0)
Other Income (Expense), Net	1.3	1.8	1.3	1.7

Loss before income taxes	(26.4)	(33.5)	(27.4)	(26.3)

Provision for Income Taxes	0.2	—	0.2	—
Net Loss	(26.6)%	(33.5)%	(27.6)%	(26.3)%

Comparison of the Three Months Ended January 3, 2004 and December 28, 2002

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended
(In thousands, except transaction volumes)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Matrix PLM Platform	$4,412	$4,847	$(435)	(9.0)%
Collaborative Applications and Lifecycle Applications	4,418	5,272	(854)	(16.2)%
Enterprise Interoperability Products	554	947	(393)	(41.5)%

Total software license revenues	$9,384	$11,066	$(1,682)	(15.2)%

Number of software license transactions	65	69	(4)	(5.8)%
Number of software license transactions in excess of $1.0 million	None	2	(2)	(100.0)%

Software license revenues by geographic region for the three months ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
North America	$5,190	$4,444	$746	16.8%
Europe	3,609	4,032	(423)	(10.5)%
Asia/Pacific	585	2,590	(2,005)	(77.4)%

Total software license revenues	$9,384	$11,066	$(1,682)	(15.2)%

Software license revenues decreased primarily due to the continued weakness in information technology spending for PLM software around the world, resulting in lower average transaction values, fewer software license transactions in excess of $1.0 million and fewer software license transactions with new customers. Software licenses revenues from new customers was $0.8 million for the three months ended January 3, 2004 compared to $4.9 million for the three months ended December 28, 2002. In addition, software license revenues were especially weak in Asia/Pacific as a result of a significant decrease in the number of software license transactions in this region as compared to the same period last year primarily due to the factors previously discussed. Software license revenues from our enterprise interoperability products decreased primarily due to a decrease in the proportion of software license transactions containing our enterprise interoperability products, primarily as a result of fewer software transactions from new customers.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended January 3, 2004 and December 28, 2002 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Maintenance revenues	$8,745	$8,261	$484	5.9%
Professional services revenues	8,223	8,222	1	—
Training revenues	517	469	48	10.2%

Service revenues	$17,485	$16,952	$533	3.1%

Maintenance as a percentage of services revenues	50.0%	48.7%	1.3%	—

Service revenues increased primarily due to an increase in maintenance revenues as a result of an increase in our maintenance revenue base as a result of new software license transactions. Although the number of our professional services personnel has decreased, professional service revenues remained relatively consistent with the year ago period as a result of higher billable utilization of our personnel and an increase in our use of third-party contractors.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Cost of software licenses	$1,621	$1,104	$517	46.8%

The increase in cost of software licenses was primarily due to a $0.7 million increase in minimum amortization expense related to our Collaborative Applications and Lifecycle Applications as a result of additional prepayments on certain existing applications and the introduction of a new application, offset by a $0.2 million decrease in royalties on our enterprise interoperability products due to a decrease in the licensing of third-party integrations and decreases in certain contractual royalty rates.

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

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Cost of services	$12,103	$11,068	$1,035	9.4%

Cost of services increased $1.0 million primarily due to an increase in the use and cost of independent systems integrators as a result of the reduction in the number of our professional services personnel and our limited internal professional services resources in certain geographical regions.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Gross profit on software license revenues	$7,763	$9,962	$(2,199)	(22.1)%
Gross profit on service revenues	5,382	5,884	(502)	(8.5)%

Total gross profit	$13,145	$15,846	$(2,701)	(17.0)%

Gross margin on software license revenues	82.7%	90.0%	(7.3)%	—
Gross margin on service revenues	30.8%	34.7%	(3.9)%	—
Total gross margin	48.9%	56.6%	(7.7)%	—
Percentage of total revenues derived from software license revenues	34.9%	39.5%	(4.6)%	—
Percentage of total revenues derived from service revenues	65.1%	60.5%	4.6%	—

Total gross profit decreased primarily due to a decrease in software license revenues, lower gross margin on software license revenues and lower gross margin on services revenues. The decrease in our total gross margin was attributable to a decrease in the proportion of our revenues derived from software license revenues and a decrease in gross margin on both software license and service revenues. Gross margin on software licenses primarily decreased due to an increase in the minimum amortization expense for our Collaborative Applications and Lifecycle Applications. Gross margin on services decreased primarily due to an increase in the use and cost of independent systems integrators as a result of the reduction in the number of our professional services personnel and our limited internal professional services resources in certain geographical regions.

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

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Selling and marketing expenses	$9,031	$11,801	$(2,770)	(23.5)%
Selling and marketing expenses as a percentage of total revenues	33.6%	42.1%	(8.5)%	—

Selling and marketing expenses decreased primarily due to a $0.2 million decrease in commission expense due to lower software license revenues, an $0.8 million decrease in personnel, personnel recruiting and training, and travel costs, as a result of our restructuring programs and cost saving initiatives, and a $0.5 million decrease in facilities and other costs as a result of our restructuring programs and cost saving initiatives. In addition, selling and marketing expenses for the three month period ended December 28, 2002 included $1.3 million of expenses related to our fiscal 2003 Global Customer Conference. The fiscal 2004 Global Customer Conference will be held in February 2004 and will be included in our selling and marketing expenses for the three month period ending April 3, 2004.

Research and development. Research and development expenses include costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have not been significant. Research and development costs may fluctuate based on the use of third-parties to assist in the development of our software products.

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Research and development expenses	$5,432	$6,581	$(1,149)	(17.5)%
Research and development expenses as a percentage of total revenues	20.2%	23.5%	(3.3)%	—

Research and development expenses decreased primarily due to a $0.6 million decrease in personnel, personnel recruiting and training, and travel costs and a $0.2 million decrease in facilities and other costs as a result of our restructuring programs and cost saving initiatives, and a $0.3 million decrease in third-party contractors as a result of our cost saving initiatives.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
General and administrative expenses	$2,374	$2,725	$(351)	(12.9)%
General and administrative expenses as a percentage of total revenues	8.8%	9.7%	(0.9)%	—

General and administrative expenses decreased primarily due to a $0.4 million reduction in the provision for doubtful accounts as a result of a revision in our estimate of doubtful accounts due to lower total revenues and accounts receivable, and improvement in the aging of our accounts receivable and the days of our sales outstanding over the past several quarters.

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

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Stock-based compensation expenses	$188	$831	$(643)	(77.4)%
Stock-based compensation expenses as a percentage of total revenues	0.7%	3.0%	(2.3)%	—

Stock-based compensation decreased due to a decrease in amortization due to the termination of the vesting of certain stock options and the cancellation of terminated employees’ stock options primarily related to our restructuring programs. The amortization of deferred stock-based compensation ended during the three month period ended January 3, 2004.

Restructuring charges.

October 2003 Restructuring Program

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2003 we implemented a restructuring program to further reduce expenses to align our operations and cost structure with current and projected market conditions (the “October 2003 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations and the closure and consolidation of certain offices.

The October 2003 restructuring program included a reduction in workforce of 45 employees, including 10 employees in cost of service revenues, 16 employees in selling and marketing, 13 employees in research and development and six employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs. These severed employees were not required to render service in order to receive termination benefits and were not required to render service beyond the minimum retention period.

The October 2003 restructuring program also included costs related to the closure and consolidation of certain office facilities. During the three months ended January 3, 2004, we vacated these offices and entered into agreements with the lessors to terminate the leases before the original lease term and paid a lease termination fee. In conjunction with the consolidation of certain offices, we also incurred certain costs to relocate employees and office furniture and equipment.

The significant components of the October 2003 restructuring program and the related restructuring charges, cash payments and the remaining accrual as of January 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Restructuring charges – fiscal 2004	$1,304	$508	$1,812
Cash payments – fiscal 2004	(1,003)	(441)	(1,444)

Accrual balance as of January 3, 2004	$301	$67	$368

The October 2003 restructuring program was substantially completed during the three months ended January 3, 2004, and the remaining cash payments are expected to be made through February 28, 2004.

April 2003 Restructuring Program

In April 2003, we reorganized certain of our operations to reduce expenses and to better align our management structure with our strategic initiatives (the “April 2003 restructuring program”). The April 2003 restructuring program consisted of the elimination of certain positions within the Company, primarily at the Vice President and Director level.

The April 2003 restructuring program included a reduction in workforce of 13 employees, consisting of seven employees in selling and marketing, four employees in research and development and two employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of January 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(209)
Non-cash adjustments – fiscal 2004	100

Accrual balance as of January 3, 2004	$147

The non-cash adjustments during fiscal 2004 reflect additional employee severance related costs. The April 2003 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through June 30, 2004.

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

The significant components of the October 2002 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of January 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(135)	(55)	(190)
Non-cash adjustments – fiscal 2004	34	(62)	(28)

Accrual balance as of January 3, 2004	$263	$2	$265

The non-cash adjustments during fiscal 2004 reflect an unfavorable final settlement for an employee severance arrangement and favorable final settlement for certain lease arrangements. The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through April 30, 2004.

Asset impairment and disposal charges.

In conjunction with the October 2003 restructuring program, we evaluated the recoverability of certain of our assets. Based on this evaluation, the Company determined that certain capitalized software would not be recoverable due to the Company’s inability to utilize and maintain this software as a result of the termination of certain operational and technical personnel and the reorganization of certain departments. Accordingly, we recorded an asset impairment charge of $1.2 million, which represented the net book value of this software as of the evaluation date. In addition, in conjunction with the closure and consolidation of certain office facilities, we abandoned or disposed of certain office equipment and leasehold improvements that could not be transferred to or used by the remaining offices and recorded an asset abandonment and disposal charge of $0.5 million, which represented the net book value of these assets on the date of the abandonment or disposal.

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Other income (expense), net	$343	$508	$(165)	(32.5)%

Other income decreased primarily due to lower interest income from lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes. During the three months ended January 3, 2004, we recorded a provision for income taxes of $50,000 related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for the three months ended December 28, 2002.

Comparison of the Six Months Ended January 3, 2004 and December 28, 2002

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1 million for the six months ended January 3, 2004 and December 28, 2002 were as follows:

	Six Months Ended
(In thousands, except transaction volumes)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Matrix PLM Platform	$6,539	$10,800	$(4,261)	(39.5)%
Collaborative Applications and Lifecycle Applications	6,844	11,989	(5,145)	(42.9)%
Enterprise Interoperability Products	2,115	2,012	103	5.1%

Total software license revenues	$15,498	$24,801	$(9,303)	(37.5)%

Number of software license transactions	105	122	(17)	(13.9)%
Number of software license transactions in excess of $1.0 million	1	5	(4)	(80.0)%

Software license revenues by geographic region for the six months ended January 3, 2004 and December 28, 2002 were as follows:

	Six Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
North America	$8,136	$10,239	$(2,103)	(20.5)%
Europe	6,213	7,041	(828)	(11.8)%
Asia/Pacific	1,149	7,521	(6,372)	(84.7)%

Total software license revenues	$15,498	$24,801	$(9,303)	(37.5)%

Software license revenues decreased primarily due to the continued weakness in information technology spending for PLM software around the world, resulting in lower average transaction values, fewer software license transactions in excess of $1.0 million and fewer software license transactions with new customers. Software licenses revenues from new customers was $2.4 million for the six months ended January 3, 2004 compared to $10.4 million for the six months ended December 28, 2002. In addition, software license revenues were especially weak in Asia/Pacific as a result of a significant decrease in the number of software license transactions and fewer software license transactions in excess of $1.0 million as compared to the same period last year primarily due to the factors previously discussed.

Software license revenues were particularly weak during the three months ended September 27, 2003 due to the continued weakness in information technology spending and sales execution issues. As a result, during the three months ended September 27, 2003 the total number of software license transactions decreased to 40 from 53 for the three months ended September 28, 2002, and the number of software license transactions in excess of $1.0 million decreased to one for the three months ended September 27, 2003 from three for the three months ended September 28, 2002.

Service revenues. The components of our services revenues for the six months ended January 3, 2004 and December 28, 2002 were as follows:

	Six Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Maintenance revenues	$17,317	$15,955	$1,362	8.5%
Professional services revenues	16,190	17,406	(1,216)	(7.0)%
Training revenues	1,105	980	125	12.8%

Service revenues	$34,612	$34,341	$271	0.8%

Maintenance as a percentage of services revenues	50.0%	46.5%	3.5%	—

Service revenues increased slightly primarily due to an increase in maintenance revenues due to an increase in our maintenance revenue base as a result of new software license transactions. This increase, however, was offset by a $1.1 million decrease in professional services revenues during the three months ended September 27, 2003 as a result of a reduction in the number and scope of professional services engagements due to continued weakness in information technology spending and an increase in the proportion of professional services engagements led by systems integrators.

Cost of software licenses.

	Six Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Cost of software licenses	$3,157	$2,513	$644	25.6%

The increase in cost of software licenses was primarily due to a $1.1 million increase in minimum amortization expense related to our Collaborative Applications and Lifecycle Applications as a result of additional prepayments on existing applications and the introduction of a new application, offset by a $0.4 million decrease in royalties on our enterprise interoperability products due to decreases in certain contractual royalty rates.

Cost of services.

	Six Months Ended
(In thousands)	January 3, 2004	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Cost of services	$23,137	$24,578	$(1,441)	(5.9)%

Cost of services decreased primarily due to a $1.9 million reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives, offset by a $0.8 million increase in the use and cost of independent systems integrators as a result of the reduction in the number of our professional services personnel and our limited internal professional services resources in certain geographical regions. In addition, during the six months ended December 28, 2002, we recorded a $0.4 million net charge related to costs accrued for a non-billable change in project scope on a fixed price professional services contract.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Gross profit on software license revenues	$12,341	$22,288	$(9,947)	(44.6)%
Gross profit on service revenues	11,475	9,763	1,712	17.5%

Total gross profit	$23,816	$32,051	$(8,235)	(25.7)%

Gross margin on software license revenues	79.6%	89.9%	(10.3)%	—
Gross margin on service revenues	33.2%	28.4%	4.8%	—
Total gross margin	47.5%	54.2%	(6.7)%	—
Percentage of total revenues derived from software license revenues	30.9%	41.9%	(11.0)%	—
Percentage of total revenues derived from service revenues	69.1%	58.1%	11.0%	—

Total gross profit decreased primarily due to a decrease in software license revenues and lower gross margin on software license revenues. The decrease in total gross margin was attributable to a decrease in the proportion of our revenues derived from software license revenues and a decrease in gross margin on software licenses. Gross margin on software licenses primarily decreased due to an increase in the minimum amortization expense for our Collaborative Applications and Lifecycle Applications. Gross margin on services increased primarily due to a reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and an increase in the proportion of our service revenues derived from maintenance revenues.

Selling and marketing.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Selling and marketing expenses	$17,960	$24,278	$(6,318)	(26.0)%
Selling and marketing expenses as a percentage of total revenues	35.8%	41.1%	(5.3)%	—

Selling and marketing expenses decreased primarily due to a $0.6 million decrease in commission expense due to lower software license revenues, a $3.4 million decrease in personnel, personnel recruiting and training, and travel costs, as a result of our restructuring programs and cost saving initiatives, and a $1.0 million decrease in facilities and other general costs as a result of our restructuring programs and cost saving initiatives. In addition, selling and marketing expenses for the six months ended December 28, 2002 included $1.3 million of expenses related to our fiscal 2003 Global Customer Conference.

Research and development.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Research and development expenses	$11,436	$13,231	$(1,795)	(13.6)%
Research and development expenses as a percentage of total revenues	22.8%	22.4%	0.4%	—

Research and development expenses decreased primarily due to a $1.6 million decrease in personnel, personnel recruiting and training and travel costs and a $0.2 million decrease in facilities and other general costs as a result of our restructuring programs and cost saving initiatives.

General and administrative.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
General and Administrative expenses	$4,683	$5,580	$(897)	(16.1)%
General and Administrative expenses as a percentage of total revenues	9.3%	9.4%	(0.1)%	—

General and administrative expenses decreased primarily due to a $0.7 million reduction in the provision for doubtful accounts as a result of a revision in our estimate of doubtful accounts due to lower total revenues and accounts receivable, and improvement in the aging of our accounts receivable and the days of our sales outstanding over the past several quarters. General and administrative expenses also decreased as a result of lower personnel, personnel recruiting and training costs as a result of our restructuring programs and cost saving initiatives.

Stock-based compensation.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Stock-based compensation expenses	$567	$1,695	$(1,128)	(66.5)%
Stock-based compensation expenses as a percentage of total revenues	1.1%	2.9%	(1.8)%	—

Stock-based compensation decreased due to a decrease in amortization as a result of the termination of the vesting of certain stock options and the cancellation of terminated employees’ stock options primarily related to our restructuring programs.

Other income (expense).

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Other income (expense), net	$658	$1,007	$(349)	(34.7)%

Other income decreased primarily due to lower interest income from lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes. During the six months ended January 3, 2004, we recorded a provision for income taxes of $0.1 million related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for the six months ended December 28, 2002.

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	June 28, 2003
Cash and cash equivalents	$118,522	$127,665	$(9,143)	(7.2)%
Working capital	$106,623	$115,107	$(8,484)	(7.4)%

During the six months ended January 3, 2004, our cash and cash equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring programs. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations. We currently expect to incur losses from operations in fiscal 2004. Accordingly, we expect our liquidity to continue to decrease through fiscal 2004.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate (4.0% at January 3, 2004) plus 0.5% per annum on any outstanding balances and expires December 26, 2004. As of January 3, 2004, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of January 3, 2004. The following sets forth information relating to the sources and uses of our cash.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 3, 2004	December 28, 2002
Net cash used in operating activities	$(10,128)	$(8,139)	$(1,989)	(24.4)%
Net cash used in investing activities	$(1,610)	$(1,427)	$(183)	(12.8)%
Net cash provided by financing activities	$791	$783	$8	1.0%

	Three Months Ended
	January 3, 2004	June 28, 2003	December 28, 2002
Days sales outstanding	76	68	89

Net cash used in operating activities for the six months ended January 3, 2004 resulted primarily from our net loss. Net cash used in operating activities for the six months ended December 28, 2002 resulted primarily from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to slightly lower revenues.

Net cash used in investing activities for the six months ended January 3, 2004 reflects $0.6 million of investments in computer hardware and software and leasehold improvements related to the consolidation of certain offices in conjunction with our October 2003 restructuring program. Net cash used in investing activities for the six months ended January 3, 2004 also includes a $1.5 million increase in other assets related to a long-term accounts receivable from a customer due in September 2005, offset by collection of certain security deposits on leased facilities. Net cash used in investing activities for the six months ended December 28, 2002 reflects $1.6 million of investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $2.0 million, primarily for the acquisition of computer hardware and software.

Net cash provided by financing activities was $0.8 million for both the six months ended January 3, 2004 and December 28, 2002 and consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan.

On January 21, 2003, our Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby we may repurchase up to $10.0 million of our common stock. Common stock repurchases under the Program may be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. During the six months ended January 3, 2004, we did not purchase or retire any shares of our common stock under the Program. Previous repurchases made under the Program were funded from available working capital. The Program terminated on January 26, 2004.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations for which we guarantee or set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Collaborative Applications, Lifecycle Applications and enterprise interoperability software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations for which we guarantee or have minimum fees due consisted of the following as of January 3, 2004:

(In thousands)	Remainder of 2004	2005	2006	2007	2008	Thereafter
Leases	$2,244	$3,649	$3,244	$2,646	$2,374	$3,714
Development agreements	1,100	—	—	—	—	—
Other contractual arrangements	652	126	—	—	—	—

	$3,996	$3,775	$3,244	$2,646	$2,374	$3,714

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of January 3, 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of January 3, 2004.

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

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $13.8 million for the six months ended January 3, 2004 and $24.5 million and $28.7 million in fiscal 2003 and 2002, respectively. As of January 3, 2004, we had an accumulated deficit of approximately $97.0 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

The Weak and Uncertain Computer Software and Services Market and Worldwide Economic Conditions May Result in Decreased Revenues and Operating Losses

The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. A softening of demand for computer software and services caused by the weak global economy may result in decreased revenues and operating losses. In this uncertain economy, we may not be able to effectively maintain existing levels of software and service revenues, promote future growth in our software and services revenues or achieve profitability.

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

Our Restructuring Programs May Not Achieve Our Desired Results and We May Therefore Continue to Incur Operating Losses

We implemented restructuring programs in fiscal 2004, 2003 and 2002. The primary objective of our restructuring programs has been to reduce our operating expenses in order to align our operations and cost structure with market conditions and our strategic initiatives. These programs included reductions in our workforce, reductions in the use of independent contractors, closure and consolidation of certain facilities and termination of certain contracts. These workforce reductions could impact the productivity of our remaining employees, including those directly responsible for sales and services, which may negatively affect our future revenues. In addition, the failure to retain and effectively manage our remaining employees could increase our costs and negatively affect our sales and services operations and our ability to attain revenue goals. Failure to achieve the desired results of our restructuring programs could result in reduced revenues and continued operating losses.

The Market for Our PLM Software Is Rapidly Changing and Demand for PLM Software Could Decline

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 42.9%, 35.6% and 33.9% of our total revenues for the six months ended January 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 29.8%, 28.1% and 23.7% of our expenses for the six months ended January 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. At January 3, 2004 and June 28, 2003, approximately 22.3% and 33.6%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

Our Services Revenues and Operating Results May Be Adversely Affected if We Are Not Able to Maintain the Billing and Utilization Rates for Our Professional Services Personnel

The billing rates we charge for our professional services and the utilization, or chargeability, of our professional services personnel are significant components of our services revenues, gross margin and operating results. Our billing rates are affected by a number of factors, including the introduction of new services or products by our competitors, the pricing policies of our competitors, demand for professional services and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, our ability to transition employees from completed professional services engagements to new engagements and our ability to forecast demand of our professional services and thereby maintain an appropriate headcount. Many of the above factors are beyond our control. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization for our professional services personnel, our service revenues and gross profit are likely to decline, which would adversely affect our operating results.

We Occasionally Perform Professional Services Engagements on a Fixed-Price Basis, Which Could Cause a Decline in Our Gross Margins

We occasionally perform professional services engagements on a fixed-price basis. Prior to performing a fixed-price professional services engagement, we estimate the amount of work involved for the engagement. However, we may underestimate the amount of time or resources required to complete a professional services engagement, and we may not be able to charge the customer for the additional work performed. If we do not correctly estimate the amount of time or resources required for a professional services engagement and we are not able to charge the customer for the additional work performed, our gross profit would decline, which would adversely affect our operating results.

We Depend on Licensed Third-Party Technology, and the Ability to Interoperate with Third Party Technology, the Loss of Which Could Adversely Impact the Licensing of, Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain enterprise interoperability products from third-parties for the purposes of enabling our products to interoperate with third party application products. We anticipate that we will continue to license technology from third-parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third-parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. The loss of the ability to integrate to any of the third party products could also adversely impact the licensing of our products. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

Our Business May be Adversely Affected by Securities Class Action Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that the Company and the two named officers engaged in fraudulent practices with respect to the underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. The expense of defending and the outcome of pending and future shareholder litigation (including the New York securities litigation described above and in Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q) and the possible inadequacy of the Company’s insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the six months ended January 3, 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $6.97 per share. During fiscal 2003, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 42.9%, 35.6% and 33.9% of our total revenues for the six months ended January 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 29.8%, 28.1% and 23.7% of our expenses for the six months ended January 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. At January 3, 2004 and June 28, 2003, approximately 22.3% and 33.6%, respectively, of our total assets were located at our foreign subsidiaries.

We are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition (“translation risk”). Therefore, we are exposed to foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. We expect that the major foreign currencies in which our international subsidiaries transact business will continue to strengthen, especially as compared to year ago periods. Accordingly, we expect both our revenues and expenses for the remainder of fiscal 2004 to increase as a result of the strengthening of major foreign currencies relative to the U.S. Dollar.

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At January 3, 2004, we did not have any forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At January 3, 2004, we had $97.7 million, $8.6 million and $0.1 million invested in the United States, Continental Europe and England, respectively. At January 3, 2004, the weighted average interest rate on our investments was 2.4% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment. Since January 1, 2001, the United States Federal Reserve Board, European Central Bank and Bank of England have significantly decreased certain benchmark interest rates, which has led to a general decline in market interest rates. This decline in market interest rates has resulted in a significant decrease in our interest income. We expect our interest income to continue to decrease in fiscal 2004 due to lower levels of cash available for investment.

ITEM 4:	CONTROLS AND PROCEDURES

As of January 3, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the second fiscal quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through January 3, 2004, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $10.3 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) repurchase $1.0 million of our common stock, and (d) fund approximately $12.4 million of working capital to support our operations.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Boston, Massachusetts on November 7, 2003. Of the 47,977,913 shares outstanding as of the record date, 43,659,913 shares were present or represented by proxy at the meeting. The following actions were voted upon at the meeting: (i) to elect two members to the Board of Directors as Class I Directors to serve for a three-year term and until a successor has been duly elected and qualified or until the earlier of death, resignation or removal: W. Patrick Decker—For 40,313,525, Withheld 3,346,388; James F. Morgan—For 40,421,810, Withheld 3,238,103: (ii) to approve and adopt an amendment to the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”) to increase the number of shares of common stock that may be issued pursuant to the 1999 Plan by 2,000,000 shares to 8,000,000 shares of common stock in the aggregate: For 22,047,989, Against 13,015,732, Abstain 26,451; (iii) to approve and adopt an amendment to the Company’s 2000 Employee Stock Purchase Plan (the “2000 Plan”) to increase the number of shares of common stock that may be issued pursuant to the 2000 Plan by 650,000 shares to 2,000,000 shares of common stock in the aggregate: For 33,652,949, Against 1,324,691, Abstain 112,532; and (iv) to ratify the selection of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending July 3, 2004: For 42,922,110, Against 731,515, Abstain 6,288.

The term of office for the following directors continued after the meeting: Mark F. O’Connell (Class III), Charles R. Stuckey, Jr. (Class III), Daniel J. Holland (Class II) and Gregory R. Beecher (Class II).

ITEM 5:	OTHER INFORMATION

There have been no changes in the procedures by which stockholders may recommend nominees for the Board of Directors.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.	Description

10.1	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 23, 2003

10.2	Employment Agreement between the Company and Mark F. O’Connell dated as of October 21, 2003

10.3	Employment Letter between the Company and Sam Zawaideh dated as of November 3, 2003

10.4	Employment Letter between the Company and Mike Segal dated as of November 6, 2003

10.5	Employment Letter between the Company and John Fleming dated as of November 5, 2003

10.6	Employment Letter between the Company and Janet Heppner-Jones dated as of November 1, 2003

10.7	Employment Letter between the Company and Jane Seitz dated as of October 24, 2003

10.8	Employment Letter between the Company and David McNelis dated as of November 7, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On October 3, 2003, the Company filed a Current Report on Form 8-K regarding the Company’s preliminary financial results for the first quarter ended September 27, 2003.

On October 22, 2003 the Company filed a Current Report on Form 8-K regarding the Company’s financial results for the first quarter ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: February 11, 2004	By:	/s/ Maurice L. Castonguay

Maurice L. Castonguay Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 23, 2003

10.2	Employment Agreement between the Company and Mark F. O’Connell dated as of October 21, 2003

10.3	Employment Letter between the Company and Sam Zawaideh dated as of November 3, 2003

10.4	Employment Letter between the Company and Mike Segal dated as of November 6, 2003

10.5	Employment Letter between the Company and John Fleming dated as of November 5, 2003

10.6	Employment Letter between the Company and Janet Heppner-Jones dated as of November 1, 2003

10.7	Employment Letter between the Company and Jane Seitz dated as of October 24, 2003

10.8	Employment Letter between the Company and David McNelis dated as of November 7, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002