Form 10-Q
period 2004-04-03
MATRIXONE INC
filed 2004-05-12
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

As of May 7, 2004, there were 48,633,152 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 3, 2004

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 3, 2004	June 28, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,810	$127,665
Accounts receivable, less allowance for doubtful accounts of $1,482 and $2,186	26,862	19,544
Prepaid expenses and other current assets	5,456	7,197

Total current assets	149,128	154,406
PROPERTY AND EQUIPMENT, NET	7,811	11,911
OTHER ASSETS	2,097	2,367

	$159,036	$168,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,331	$6,187
Accrued expenses	16,647	15,202
Deferred revenue	21,030	17,910

Total current liabilities	43,008	39,299

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 48,435 and 47,904 shares issued and outstanding	484	479
Additional paid-in capital	212,025	211,098
Deferred stock-based compensation	—	(567)
Accumulated deficit	(99,815)	(83,165)
Accumulated other comprehensive income	3,334	1,540

Total stockholders’ equity	116,028	129,385

	$159,036	$168,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
REVENUES:
Software license	$11,020	$7,153	$26,518	$31,954
Service	17,938	16,848	52,550	51,189

Total revenues	28,958	24,001	79,068	83,143

COST OF REVENUES:
Software license	1,908	1,265	5,065	3,778
Service (1)	11,741	10,830	34,878	35,408

Total cost of revenues	13,649	12,095	39,943	39,186

GROSS PROFIT	15,309	11,906	39,125	43,957

OPERATING EXPENSES:
Selling and marketing (1)	10,269	8,389	28,229	32,667
Research and development (1)	5,596	5,972	17,032	19,203
General and administrative (1)	2,511	2,581	7,194	8,161
Stock-based compensation (1)	—	782	567	2,477
Restructuring charges	—	—	1,884	3,800
Asset impairment and disposal charges	—	—	1,680	—

Total operating expenses	18,376	17,724	56,586	66,308

LOSS FROM OPERATIONS	(3,067)	(5,818)	(17,461)	(22,351)

OTHER INCOME (EXPENSE):
Interest income	279	423	910	1,591
Other income (expense), net	19	127	46	(34)

Total other income (expense)	298	550	956	1,557

Loss before income taxes	(2,769)	(5,268)	(16,505)	(20,794)
PROVISION FOR INCOME TAXES	42	—	145	—

NET LOSS	$(2,811)	$(5,268)	$(16,650)	$(20,794)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.11)	$(0.35)	$(0.44)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	48,394	47,681	48,186	47,402

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$—	$198	$172	$622
Selling and marketing	—	213	165	689
Research and development	—	169	107	524
General and administrative	—	202	123	642

Total stock-based compensation	$—	$782	$567	$2,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 3, 2004	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,650)	$(20,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,475	3,865
Asset impairment and disposal charges	1,680	—
Loss on sale and disposal of property and equipment	93	—
Stock-based compensation	567	2,477
Provision for (reduction in) doubtful accounts	(706)	392
Changes in assets and liabilities:
Accounts receivable	(5,428)	12,524
Prepaid expenses and other current assets	1,947	565
Accounts payable	(955)	(2,598)
Accrued expenses	868	(3,871)
Deferred revenues	2,436	(1,580)

Net cash used in operating activities	(12,673)	(9,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,177)	(1,721)
Proceeds from sales of property and equipment	160	—
Other assets	319	274

Net cash used in investing activities	(698)	(1,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(1,036)
Proceeds from stock option exercises	409	335
Proceeds from purchases of common stock under employee stock purchase plan	524	529

Net cash provided by (used in) financing activities	933	(172)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,583	865

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,855)	(9,774)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	127,665	139,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,810	$129,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$179	$329

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments, except for the asset impairment charge, asset impairment and disposal charges and restructuring charges in Notes 2, 3 and 4, respectively) necessary for a fair presentation. The operating results for the three month and nine month periods ended April 3, 2004 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 3, 2004.

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

Concentrations of Credit Risk and Significant Customers

No customer represented more than 10% of the Company’s total revenues for the three or nine month periods ended April 3, 2004 and March 29, 2003. One customer represented 12.0% of the Company’s accounts receivable at April 3, 2004. No customer represented more than 10% of the Company’s accounts receivable at March 29, 2003.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 2. Asset Impairment Charge

During the three months ended April 3, 2004, the Company decided to terminate a product development agreement for a Collaborative Application for which the Company had previously paid and capitalized prepaid software royalty fees. Accordingly, the Company has adjusted the fair value of the prepaid software royalty fees related to this agreement to reflect the estimated recoverable amount of prepaid software royalty fees that may be applied to software royalty fees for the remaining three months of the product development agreement and recorded a charge to cost of software license revenues of $496.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The significant components of the October 2003 restructuring program and the related restructuring charges, cash payments and the remaining accrual as of April 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Restructuring charges - fiscal 2004	$1,304	$508	$1,812
Cash payments - fiscal 2004	(1,190)	(493)	(1,683)

Accrual balance as of April 3, 2004	$114	$15	$129

The October 2003 restructuring program was substantially completed during the three months ended April 3, 2004, and the remaining cash payments are expected to be made through June 30, 2004.

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

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of April 3, 2004 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(238)
Non-cash adjustments – fiscal 2004	100

Accrual balance as of April 3, 2004	$118

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

The significant components of the October 2002 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of April 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(203)	(57)	(260)
Non-cash adjustments – fiscal 2004	34	(62)	(28)

Accrual balance as of April 3, 2004	$195	$—	$195

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

Accrual balance as of June 28, 2003	$919
Net provisions for warranty charged to cost of services during the nine months ended April 3, 2004	751
Payments made (in kind or in cash) during the nine months ended April 3, 2004	(858)

Accrual balance as of April 3, 2004	$812

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. Formal settlement documents for submission to the Court are currently being drafted. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

Indemnifications

The Company licenses software and sells services to its customers pursuant to contracts, which the Company refers to as a Software License Agreement (“SLA”) and Master Services Agreement (“MSA”), respectively. Each SLA and MSA contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that are finally awarded against the customer by a court of competent jurisdiction or that are agreed to by the Company in a written settlement agreement in the event the Company’s software or services performed by the Company are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third-party. The SLA and MSA generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to, certain time and geography based scope limitations and a right to replace an infringing product.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of April 3, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Note 7. Line of Credit

On December 23, 2003, the Company amended its $10,000 line of credit to extend the term of the agreement through December 26, 2004. The line of credit bears interest at the bank’s prime rate plus 0.5% per annum on any outstanding balances. As of April 3, 2004, the Company had no borrowings outstanding under this line of credit and $10,000 available.

Note 8. Stockholders’ Equity

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company may repurchase up to $10,000 of its common stock, $0.01 par value per share (the “common stock”). Common stock repurchases under the Program may be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. During the three and nine month periods ended April 3, 2004, the Company did not purchase or retire any shares of its common stock under the Program. The Program terminated on January 26, 2004.

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

The fair value of stock options granted during the periods indicated have been determined using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Risk-free interest rate	2.40-2.70%	2.38 – 2.62%	2.40-2.91%	2.38 – 3.41%
Expected dividend yield	None	None	None	None
Expected life	4 Years	4 Years	4 Years	4 Years
Expected volatility	120%	120%	120%	120%

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
NET LOSS:
Net loss, as reported	$(2,811)	$(5,268)	$(16,650)	$(20,794)
Exclude: Stock-based compensation expense included in net loss	—	782	567	2,477
Include: Stock-based compensation expense using the fair value method	(4,861)	(4,258)	(13,100)	(14,014)

Pro forma net loss	$(7,672)	$(8,744)	$(29,183)	$(32,331)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.35)	$(0.44)
Pro forma:
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.61)	$(0.68)

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $782 for the three months ended March 29, 2003 and $567 and $2,477 for the nine months ended April 3, 2004 and March 29, 2003, respectively. The amortization of deferred stock-based compensation ended during the three month period ended January 3, 2004.

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

Potentially dilutive common stock options aggregating 10,234 and 7,626 shares for the three months ended April 3, 2004 and March 29, 2003, respectively, and 10,252 and 9,911 shares for the nine months ended April 3, 2004 and March 29, 2003, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 10. Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based compensation. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net loss	$(2,811)	$(5,268)	$(16,650)	$(20,794)
Foreign currency translation adjustments	73	59	1,794	580

Comprehensive loss	$(2,738)	$(5,209)	$(14,856)	$(20,214)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 36 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

Business Overview

MatrixOne, Inc. is a provider of product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate product innovation and time-to-market by collaboratively managing product development efforts. These interoperable solutions bring together people, processes, content, and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

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

Our strategy for long-term, sustainable growth in revenue and earnings is focused on achieving a leadership position within the PLM market by effectively enabling our customers to achieve measurable improvements in their business by unifying and streamlining processes across the product lifecycle. Currently, there are three key elements to our growth strategy: improving sales execution, upgrading our installed base of customers to Matrix10 and extending our position in key industrial markets.

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

During the three months ended April 3, 2004, we recorded significant software license transactions with several automotive original equipment manufacturers, Tier-1 automotive suppliers and with other companies in the automotive design chain. Our solutions help the automotive industry source more of their research, development and design to their supply chain and have resulted in increased market penetration for MatrixOne among the top 50 Tier-1 automotive suppliers.

We also recorded software license transactions with leading companies in the high technology industry during the three months ended April 3, 2004. Our strategy is to expand our position in the high technology market and leverage our unique strengths in the broader electronics market, which transcends several of the vertical markets in which we compete including:

•	medical devices, where electronics has become the competitive differentiator for many key industry products such as imaging and monitoring equipment;

•	aerospace and defense, where electronics, such as computing and communications systems are key drivers; and

•	automotive, where electronics are quickly becoming a major part of the value chain.

Our results for the three months ended April 3, 2004 reflect our focus on improving sales execution, gaining new customers, upgrading and expanding our installed base to Matrix10 and extending our position in key industrial markets.

Financial Overview

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographical region, including exports into such regions, for the three and nine month periods ended April 3, 2004 and March 29, 2003 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
North America	$12,689	$15,708	$40,272	$46,935
Europe	11,728	5,504	29,866	22,249
Asia/Pacific	4,541	2,789	8,930	13,959

Total revenues	$28,958	$24,001	$79,068	$83,143

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three and nine month periods ended April 3, 2004 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been $1.5 million and $4.1 million lower, respectively.

We operate on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. The fiscal quarter ended January 3, 2004 consisted of fourteen weeks, and the fiscal year ending July 3, 2004 will consist of 53 weeks. Accordingly, our results for the nine month periods ended April 3, 2004 include one additional week of expenses. This fact should be considered when assessing the comparative financial results set forth in the following discussion of our results of operations.

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2003, we implemented a restructuring program to further reduce expenses to align our operations and cost structure with current and projected market conditions and recorded a restructuring charge of $1.8 million. This restructuring program primarily included a reduction in workforce of 45 employees across all functions and locations and the closure and consolidation of certain offices. In addition, in conjunction with this restructuring program, we evaluated the recoverability of certain of our assets and determined that certain capitalized software, office equipment and leasehold improvements would not be recoverable. Accordingly, we recorded asset impairment and disposal charges of $1.7 million. Since October 2001, we have implemented several restructuring programs to adjust our operations and cost structure as a result of the weak information technology market and general global economic conditions. As a result of these programs, we have reduced our workforce from a high of 614 employees as of September 29, 2001 to our workforce of 392 employees as of April 3, 2004. However, certain of these cost savings resulting from our restructuring programs have been offset by increased expenses due to the strengthening of major foreign currencies relative to the U.S. Dollar as discussed above.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of April 3, 2004, we had an accumulated deficit of approximately $99.8 million. We anticipate that our operating expenses in fiscal 2004 will exceed projected revenues. Accordingly, we expect to incur a net loss in fiscal 2004. In addition, if our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2004 and in the future.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As a result of lower total revenues and accounts receivable and improvement in the aging of our accounts receivable and the days of our sales outstanding as compared to past fiscal periods, we revised our estimate of doubtful accounts and as a result decreased our allowance for doubtful accounts by $0.2 million and $0.7 million during the three and nine month periods ended April 3, 2004, respectively. Our allowance for doubtful accounts was $1.5 million and $2.2 million at April 3, 2004 and June 28, 2003, respectively.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our Collaborative Applications, Lifecycle Applications and enterprise interoperability products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. Prepaid software royalty fees aggregated $1.0 million and $3.6 million at April 3, 2004 and June 28, 2003, respectively.

During the three months ended April 3, 2004, we decided to terminate a product development agreement for a Collaborative Application for which the Company had previously paid and capitalized prepaid software royalty fees. Accordingly, we adjusted the fair value of the prepaid software royalty fees related to this agreement to reflect the estimated recoverable amount of prepaid software royalty fees that may be applied to software royalty fees for the remaining three months of the product development agreement and recorded a charge to cost of software license revenues of $0.5 million.

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

As a result of our restructuring program in October 2003, we evaluated the recoverability of certain of our assets. Based on this evaluation, we determined that certain assets would not be recoverable, and we recorded asset impairment and disposal charges of $1.7 million. For additional information regarding this impairment charge, refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

We provide for an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from our estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.8 million and $0.9 million at April 3, 2004 and June 28, 2003, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 5 to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

	Three Months Ended		Nine Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Revenues:
Software license	38.1%	29.8%	33.5%	38.4%
Service	61.9	70.2	66.5	61.6

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	6.6	5.3	6.4	4.5
Service	40.5	45.1	44.1	42.6

Total cost of revenues	47.1	50.4	50.5	47.1

Gross profit	52.9	49.6	49.5	52.9

Operating Expenses:
Selling and marketing	35.5	35.0	35.7	39.3
Research and development	19.3	24.9	21.6	23.1
General and administrative	8.7	10.7	9.1	9.8
Stock-based compensation	—	3.2	0.7	3.0
Restructuring charges	—	—	2.4	4.6
Asset impairment and disposal charges	—	—	2.1	—

Total operating expenses	63.5	73.8	71.6	79.8

Loss from Operations	(10.6)	(24.2)	(22.1)	(26.9)
Other Income (Expense), Net	1.0	2.3	1.2	1.9

Loss before income taxes	(9.6)	(21.9)	(20.9)	(25.0)
Provision for Income Taxes	0.1	—	0.2	—

Net Loss	(9.7)%	(21.9)%	(21.1)%	(25.0)%

Comparison of the Three Months Ended April 3, 2004 and March 29, 2003

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Collaborative Applications, Lifecycle Applications and enterprise interoperability products.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended April 3, 2004 and March 29, 2003 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	April 3, 2004	March 29, 2003
Matrix PLM Platform	$5,359	$3,048	$2,311	75.8%
Collaborative Applications and Lifecycle Applications	4,863	3,161	1,702	53.8%
Enterprise Interoperability Products	798	944	(146)	(15.5)%

Total software license revenues	$11,020	$7,153	$3,867	54.1%

Number of software license transactions recognized	49	49	—	—
Number of software license transactions in excess of $1.0 million recognized	3	2	1	50.0%

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended April 3, 2004 and March 29, 2003 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
North America	$3,024	$5,722	$(2,698)	(47.2)%
Europe	5,127	468	4,659	995.5%
Asia/Pacific	2,869	963	1,906	197.9%

Total software license revenues	$11,020	$7,153	$3,867	54.1%

Software license revenues increased primarily due to an improvement in information technology spending for PLM software around the world and improvement in sales execution, resulting higher average transaction values, more software license transactions in excess of $1.0 million and more software license transactions with and higher software license revenues from new customers. Software licenses revenues from new customers was $4.1 million for the three months ended April 3, 2004 compared to $2.0 million for the three months ended March 29, 2003.

During the three months ended April 3, 2004, software license revenues in Asia/Pacific increased primarily as a result of one multi-million dollar software license transaction with an existing customer. During the three months ended April 3, 2004, software license revenues in Europe increased as a result of one multi-million dollar software license transaction with a new customer, an increase in the number of software license transactions in the region and one software license transaction in excess of $1.0 million with an existing customer pursuant to an agreement that included multiple payment dates. In February 2004, in order to take advantage of favorable exchange rates and our offer of an early payment discount, this existing customer paid an invoice, which was originally due in September 2005. Software license revenues in North America decreased during the three months ended April 3, 2004 due to the absence of software license transactions in excess of $1.0 million. During the three months ended March 29, 2003, software licenses revenue in North America included two software license transactions in excess of $1.0 million.

Software license revenues from our Matrix PLM Platform and Collaborative Applications and Lifecycle Applications increased during the three months ended April 3, 2004 primarily due to the increase in software license transactions in excess of $1.0 million and an increase in the number software license transactions with new customers. During the three months ended April 3, 2004, the number of software license transactions that included our enterprise interoperability products was comparable to the year ago period, however, the average transaction value decreased resulting in lower software license revenues from these products.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended April 3, 2004 and March 29, 2003 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Maintenance revenues	$8,453	$8,203	$250	3.0%
Professional services revenues	8,991	8,040	951	11.8%
Training revenues	494	605	(111)	(18.3)%

Service revenues	$17,938	$16,848	$1,090	6.5%

Maintenance as a percentage of services revenues	47.1%	48.7%	(1.6)%	—

Service revenues increased due to an increase in professional services revenues and maintenance revenues. Professional services revenues increased during the three months ended April 3, 2004 primarily as a result of an increase in projects with new customers, projects related to upgrading our installed base of customers to Matrix10 and expansion of existing customer implementations. During the three months ended April 3, 2004, maintenance revenues increased primarily due to an increase in our maintenance revenue base as a result of new software license transactions. Training revenues fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Cost of software licenses	$1,908	$1,265	$643	50.8%

Cost of software licenses increased primarily due to a $0.5 million charge related to the termination of a product development agreement for a Collaborative Application for which the Company had previously paid and capitalized prepaid software royalty fees and a $0.5 million increase in royalties related to the increase in license revenues from Collaborative Applications and Lifecycle Applications, offset by a $0.4 million decrease in royalties on our enterprise interoperability products due to a decrease in the licensing of third-party integrations and decreases in certain contractual royalty rates.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Cost of services	$11,741	$10,830	$911	8.4%

Cost of services increased primarily due to a $0.8 million increase in the cost of independent systems integrators as a result of our increased utilization of independent systems integrators to accommodate an increase in professional services projects, a reduction in the number of our professional services personnel as a result of our reductions in force and our limited internal professional services resources in certain geographical regions.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Gross profit on software license revenues	$9,112	$5,888	$3,224	54.8%
Gross profit on service revenues	6,197	6,018	179	3.0%

Total gross profit	$15,309	$11,906	$3,403	28.6%

Gross margin on software license revenues	82.7%	82.3%	0.4%	—
Gross margin on service revenues	34.5%	35.7%	(1.2)%	—
Total gross margin	52.9%	49.6%	3.3%	—
Percentage of total revenues derived from software license revenues	38.1%	29.8%	8.3%	—
Percentage of total revenues derived from service revenues	61.9%	70.2%	(8.3)%	—

Total gross profit and gross margin increased during the three months ended April 3, 2004 primarily due to an increase in software license revenues and an increase in the proportion of our total revenues derived from software license revenue. Gross margin on software licenses for the three months ended April 3, 2004 was consistent with the year ago period, however, higher software license revenues during the three months ended April 3, 2004 were offset by a $0.5 million charge related to the termination of a product development agreement for a Collaborative Application for which the Company had previously paid and capitalized prepaid software royalty fees and higher royalty expense related to the increase in license revenues from Collaborative Applications and Lifecycle Applications. During the three months ended April 3, 2004, gross margin on services decreased primarily due to an increase in the use and cost of independent systems integrators as a result of an increase in professional services projects, a reduction in the number of our professional services personnel as a result of our reductions in force and our limited internal professional services resources in certain geographical regions.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Selling and marketing expenses	$10,269	$8,389	$1,880	22.4%
Selling and marketing expenses as a percentage of total revenues	35.5%	35.0%	0.5%	—

Selling and marketing expenses increased primarily due to a $0.9 million increase in commission expense due to higher software license revenues and an increase in user group, trade shows and other events, which included the MatrixOne Global Customer Conference held during the week of February 1, 2004. Our fiscal 2003 Global Customer Conference was held during the second fiscal quarter ended December 28, 2002.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Research and development expenses	$5,596	$5,972	$(376)	(6.3)%
Research and development expenses as a percentage of total revenues	19.3%	24.9%	(5.6)%	—

Research and development expenses decreased primarily due to a $0.3 million decrease in personnel costs and a $0.1 million decrease in facilities and other costs as a result of our restructuring programs and cost saving initiatives.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
General and administrative expenses	$2,511	$2,581	$(70)	(2.7)%
General and administrative expenses as a percentage of total revenues	8.7%	10.7%	(2.0)%	—

General and administrative expenses for the three months ended April 3, 2004 included a $0.3 million reduction in the provision for doubtful accounts as a result of a revision in our estimate of doubtful accounts due to lower total revenues and accounts receivable and improvement in the aging of our accounts receivable and the days of our sales outstanding as compared to prior fiscal periods. The reduction in the provision for doubtful accounts was offset by an increase in recruiting costs and other general expenses.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Stock-based compensation expenses	$—	$782	$(782)	(100)%
Stock-based compensation expenses as a percentage of total revenues	—	3.2%	(3.2)%	—

The amortization of deferred stock-based compensation ended during the three month period ended January 3, 2004. Therefore, there was no deferred stock-based compensation during the three month period ended April 3, 2004.

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

The significant components of the October 2003 restructuring program and the related restructuring charges, cash payments and the remaining accrual as of April 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Restructuring charges - fiscal 2004	$1,304	$508	$1,812
Cash payments - fiscal 2004	(1,190)	(493)	(1,683)

Accrual balance as of April 3, 2004	$114	$15	$129

The October 2003 restructuring program was substantially completed during the three months ended April 3, 2004, and the remaining cash payments are expected to be made through June 30, 2004.

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

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of April 3, 2004 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(238)
Non-cash adjustments – fiscal 2004	100

Accrual balance as of April 3, 2004	$118

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

The significant components of the October 2002 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of April 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(203)	(57)	(260)
Non-cash adjustments – fiscal 2004	34	(62)	(28)

Accrual balance as of April 3, 2004	$195	$—	$195

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Other income (expense), net	$298	$550	$(252)	(45.8)%

Other income decreased primarily due to lower interest income from lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes. During the three months ended April 3, 2004, we recorded a provision for income taxes of $42,000 related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for the three months ended March 29, 2003.

Comparison of the Nine Months Ended April 3, 2004 and March 29, 2003

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1 million for the nine months ended April 3, 2004 and March 29, 2003 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	April 3, 2004	March 29, 2003
Matrix PLM Platform	$11,898	$13,848	$(1,950)	(14.1)%
Collaborative Applications and Lifecycle Applications	11,707	15,150	(3,443)	(22.7)%
Enterprise Interoperability Products	2,913	2,956	(43)	(1.5)%

Total software license revenues	$26,518	$31,954	$(5,436)	(17.0)%

Number of software license transactions recognized	154	171	(17)	(9.9)%
Number of software license transactions in excess of $1.0 million recognized	4	7	(3)	(42.9)%

Software license revenues by geographic region for the nine months ended April 3, 2004 and March 29, 2003 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
North America	$11,160	$15,961	$(4,801)	(30.1)%
Europe	11,340	7,509	3,831	51.0%
Asia/Pacific	4,018	8,484	(4,466)	(52.6)%

Total software license revenues	$26,518	$31,954	$(5,436)	(17.0)%

Software license revenues decreased primarily due to the continued weakness in information technology spending for PLM software around the world and poor sales execution during the first two quarters of fiscal 2004, resulting in lower average transaction values, fewer software license transactions in excess of $1.0 million and fewer software license transactions with new customers. Software license revenues from new customers was $6.5 million for the nine months ended April 3, 2004 compared to $12.4 million for the nine months ended March 29, 2003.

Software license revenues were especially weak in Asia/Pacific during the nine months ended April 3, 2004 as a result of a significant decrease in the number of software license transactions and fewer software license transactions in excess of $1.0 million as compared to the same period last year primarily due to the factors previously discussed. During the nine months ended April 3, 2004, software license revenues in Europe increased as a result of two multi-million dollar software license transactions with new customers. Software license revenues in North America decreased during the nine months ended April 3, 2004 due to the absence of software license transactions in excess in $1.0 million due to the factors previously discussed. During the nine months ended March 29, 2003, software license revenues in North America included five software license transactions in excess of $1.0 million.

Software license revenues from our Matrix PLM Platform and Collaborative Applications and Lifecycle Applications decreased during the nine months ended April 3, 2004 due to lower average transaction values, fewer software license transactions in excess of $1.0 million and fewer software license transactions with new customers.

Service revenues. The components of our services revenues for the nine months ended April 3, 2004 and March 29, 2003 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Maintenance revenues	$25,770	$24,158	$1,612	6.7%
Professional services revenues	25,181	25,446	(265)	(1.0)%
Training revenues	1,599	1,585	14	0.9%

Service revenues	$52,550	$51,189	$1,361	2.7%

Maintenance as a percentage of services revenues	49.0%	47.2%	1.8%	—

Service revenues increased primarily due to an increase in maintenance revenues due to an increase in our maintenance revenue base as a result of new software license transactions. This increase, however, was offset by a $0.3 million decrease in professional services revenues as a result of lower revenues during the first two fiscal 2004 quarters as a result of a reduction in the number and scope of professional services engagements due to continued weakness in information technology spending and an increase in the proportion of professional services engagements led by systems integrators.

Cost of software licenses.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 3, 2004	March 29, 2003
Cost of software licenses	$5,065	$3,778	$1,287	34.1%

Cost of software licenses increased primarily due to a $1.1 million increase in minimum amortization expense related to our Collaborative Applications and Lifecycle Applications as a result of additional prepayments on existing applications and the introduction of a new application, a $0.5 million charge related to the termination of a product development agreement for a Collaborative Application for which the Company had previously paid and capitalized prepaid software royalty fees and a $0.5 million increase in royalties related to the increase in license revenues from Collaborative Applications and Lifecycle Applications during the three months ended April 3, 2004. The increase in cost of software license revenues related to our Collaborative Applications and Lifecycle Applications was offset by a $0.8 million decrease in royalties on our enterprise interoperability products due to decreases in certain contractual royalty rates.

Cost of services.

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Cost of services	$34,878	$35,408	$(530)	(1.5)%

Cost of services decreased primarily due to a $2.0 million reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives, offset by a $1.5 million increase in the use and cost of independent systems integrators as a result of the reduction in the number of our professional services personnel and our limited internal professional services resources in certain geographical regions.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Gross profit on software license revenues	$21,453	$28,176	$(6,723)	(23.9)%
Gross profit on service revenues	17,672	15,781	1,891	12.0%

Total gross profit	$39,125	$43,957	$(4,832)	(11.0)%

Gross margin on software license revenues	80.9%	88.2%	(7.3)%	—
Gross margin on service revenues	33.6%	30.8%	2.8%	—
Total gross margin	49.5%	52.9%	(3.4)%	—
Percentage of total revenues derived from software license revenues	33.5%	38.4%	(4.9)%	—
Percentage of total revenues derived from service revenues	66.5%	61.6%	4.9%	—

Total gross profit decreased during the nine months ended April 3, 2004 primarily due to a decrease in software license revenues and lower gross margin on software license revenues. The decrease in total gross margin was attributable to a decrease in the proportion of our revenues derived from software license revenues and a decrease in gross margin on software licenses. During the nine months ended April 3, 2004, gross margin on software licenses decreased primarily due to an increase in the minimum amortization expense for our Collaborative Applications and Lifecycle Applications during the first two quarters of fiscal 2004 and $0.5 million charge during the three months ended April 3, 2004 related to the termination of a product development agreement for a Collaborative Application for which the Company had previously paid and capitalized prepaid software royalty fees. Gross margin on services increased during the nine months ended April 3, 2004 primarily due to a reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and an increase in the proportion of our service revenues derived from maintenance revenues during the first two quarters of fiscal 2004.

Selling and marketing.

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Selling and marketing expenses	$28,229	$32,667	$(4,438)	(13.6)%
Selling and marketing expenses as a percentage of total revenues	35.7%	39.3%	(3.6)%	—

Selling and marketing expenses decreased primarily due to a $3.2 million decrease in personnel, personnel recruiting and training, and travel costs, as a result of our restructuring programs and cost saving initiatives, a $0.3 million decrease in user group, trade shows and other events, which included the MatrixOne Global Customer Conference, and a $0.8 million decrease in facilities and other general costs as a result of our restructuring programs and cost saving initiatives.

Research and development.

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Research and development expenses	$17,032	$19,203	$(2,171)	(11.3)%
Research and development expenses as a percentage of total revenues	21.6%	23.1%	(1.5)%	—

Research and development expenses decreased primarily due to a $1.8 million decrease in personnel, personnel recruiting and training and travel costs and a $0.4 million decrease in facilities and other general costs as a result of our restructuring programs and cost saving initiatives.

General and administrative.

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
General and Administrative expenses	$7,194	$8,161	$(967)	(11.8)%
General and Administrative expenses as a percentage of total revenues	9.1%	9.8%	(0.7)%	—

General and administrative expenses decreased primarily due to a $1.0 million reduction in the provision for doubtful accounts as a result of a revision in our estimate of doubtful accounts due to lower total revenues and accounts receivable and improvement in the aging of our accounts receivable and the days of our sales outstanding as compared to prior fiscal periods.

Stock-based compensation.

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Stock-based compensation expenses	$567	$2,477	$(1,910)	(77.1)%
Stock-based compensation expenses as a percentage of total revenues	0.7%	3.0%	(2.3)%	—

Stock-based compensation decreased due to a decrease in amortization as a result of the termination of the vesting of certain stock options and the cancellation of terminated employees’ stock options primarily related to our restructuring programs. In addition, the amortization of deferred stock-based compensation ended during the three month period ended January 3, 2004. Therefore, there was no deferred stock-based compensation during the three month period ended April 3, 2004.

Other income (expense).

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Other income (expense), net	$956	$1,557	$(601)	(38.6)%

Other income decreased primarily due to lower interest income from lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment.

Provision for income taxes. During the nine months ended April 3, 2004, we recorded a provision for income taxes of $0.1 million related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for the nine months ended March 29, 2003.

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

	As of
(In thousands)	April 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Cash and cash equivalents	$116,810	$127,665	$(10,855)	(8.5)%
Working capital	$106,120	$115,107	$(8,987)	(7.8)%

During the nine months ended April 3, 2004, our cash and cash equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring programs. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations. We currently expect to incur losses from operations in fiscal 2004. Accordingly, we expect our liquidity to continue to decrease through fiscal 2004.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate (4.0% at April 3, 2004) plus 0.5% per annum on any outstanding balances and expires December 26, 2004. As of April 3, 2004, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of April 3, 2004.

The following sets forth information relating to the sources and uses of our cash.

	Nine Months Ended
(In thousands)	April 3, 2004	March 29, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Net cash used in operating activities	$(12,673)	$(9,020)	$(3,653)	(40.5)%
Net cash used in investing activities	$(698)	$(1,447)	$749	51.8%
Net cash provided by (used in) financing activities	$933	$(172)	$1,105	642.4%

	Three Months Ended
	April 3, 2004	June 28, 2003	March 29, 2003
Days sales outstanding	84	68	89

Net cash used in operating activities for the nine months ended April 3, 2004 resulted primarily from our net loss, offset by a decrease in prepaid expenses, primarily related to amortization of prepaid software royalty fees, and an increase in deferred revenue, primarily related to an increase in deferred maintenance revenue. Net cash used in operating activities for the nine months ended March 29, 2003 resulted primarily from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts, offset by a decrease in accounts receivable due to a reduction in days of sales outstanding and lower revenues.

Net cash used in investing activities for the nine months ended April 3, 2004 reflects $1.2 million of investments in computer hardware and software and leasehold improvements related to the consolidation of certain offices in conjunction with our October 2003 restructuring program, offset by proceeds from the sales of certain property and equipment and a reduction in other assets. Net cash used in investing for the nine months ended March 29, 2003 reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $2.0 million, primarily for the acquisition of computer hardware and software.

Net cash provided by financing activities for the nine months ended April 3, 2004 consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $0.4 million and $0.5 million, respectively. Net cash used in financing activities for the nine months ended March 29, 2003 consists of repurchases of common stock of $1.0 million, offset by the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $0.3 million and $0.5 million, respectively.

On January 21, 2003, our Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby we may repurchase up to $10.0 million of our common stock. Common stock repurchases under the Program may be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. During the nine months ended April 3, 2004, we did not purchase or retire any shares of our common stock under the Program. Previous repurchases made under the Program were funded from available working capital. The Program terminated on January 26, 2004.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations for which we guarantee or set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Collaborative Applications, Lifecycle Applications and enterprise interoperability software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations for which we guarantee or have minimum fees due consisted of the following as of April 3, 2004:

(In thousands)	Remainder of 2004	2005	2006	2007	2008	Thereafter
Leases	$1,116	$3,715	$3,245	$2,577	$2,293	$3,627
Development agreements	620	280	—	—	—	—
Minimum royalty fees	35	160	225	—	—	—
Other contractual arrangements	26	126	—	—	—	—

	$1,797	$4,281	$3,470	$2,577	$2,293	$3,627

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of April 3, 2004.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 3, 2004.

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

We Have a History of Losses, Expect to Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we expect to incur net losses in future periods. We incurred net losses of approximately $16.7 million for the nine months ended April 3, 2004 and $24.5 million and $28.7 million in fiscal 2003 and 2002, respectively. As of April 3, 2004, we had an accumulated deficit of approximately $99.8 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

The Uncertain Computer Software and Services Market and Worldwide Economic Conditions May Result in Decreased Revenues and Operating Losses

The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. If the demand for computer software and services softens or fails to grow as a result of the uncertain economy, our revenues may decrease resulting in operating losses. In this uncertain economy, we may not be able to effectively maintain existing levels of software and service revenues, promote future growth in our software and services revenues or achieve profitability.

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

We Depend on Licensed Third-Party Technology, and the Ability to Interoperate with Third Party Technology, the Loss of Which Could Adversely Impact the Licensing of Our Products, or Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain enterprise interoperability products from third-parties for the purposes of enabling our products to interoperate with third party application products. We anticipate that we will continue to license technology from third-parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third-parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. The loss of the ability to integrate to any of the third party products could also adversely impact the licensing of our products. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 42.8%, 35.6% and 33.9% of our total revenues for the nine months ended April 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 28.9%, 26.9% and 23.7% of our expenses for the nine months ended April 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. At April 3, 2004 and June 28, 2003, approximately 22.9% and 33.6%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the nine months ended April 3, 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $8.20 per share. During fiscal 2003, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 42.8%, 35.6% and 33.9% of our total revenues for the nine months ended April 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 28.9%, 26.9% and 23.7% of our expenses for the nine months ended April 3, 2004 and fiscal 2003 and 2002, respectively, were from our foreign subsidiaries. At April 3, 2004 and June 28, 2003, approximately 22.9% and 33.6%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At April 3, 2004, we had three forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

Currency	Position	Maturity Date	Notional Amount	Notional Exchange Rate	Fair Market Value as of April 3, 2004
Euro	Sell	6/15/04	2,397,762	1.208	$2,906,327
Euro	Sell	6/15/04	359,623	1.208	$435,898
Yen	Sell	4/14/04	236,789,982	105.640	$2,268,538

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At April 3, 2004, we had $8.3 million, $95.5 million and $0.1 million invested in the United States, Continental Europe and England, respectively. At April 3, 2004, the weighted average interest rate on our investments was 1.05% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

As of April 3, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Internal controls over financial reporting are procedures designed with the objective of providing reasonable assurance that our transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the third fiscal quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. Formal settlement documents for submission to the Court are currently being drafted. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through April 3, 2004, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $10.7 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) repurchase $1.0 million of our common stock, and (d) fund approximately $13.7 million of working capital to support our operations.

ITEM 5:	OTHER INFORMATION

There have been no changes in the procedures by which stockholders may recommend nominees for the Board of Directors.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.	Description

10.1	Employment Letter between the Company and David DeMaria dated as of March 25, 2004

10.2	Employment Letter between the Company and David DeMaria dated as of April 1, 2004

10.3	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.4	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 28, 2004, the Company filed a Current Report on Form 8-K regarding the Company’s financial results for the second quarter ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: May 12, 2004	By:	/s/ MAURICE L. CASTONGUAY

Maurice L. Castonguay
Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Letter between the Company and David DeMaria dated as of March 25, 2004

10.2	Employment Letter between the Company and David DeMaria dated as of April 1, 2004

10.3	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.4	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002