Form 10-K
period 2004-07-03
MATRIXONE INC
filed 2004-08-27
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 3, 2004

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

As of January 2, 2004, the aggregate market value of the Common Stock held by non-affiliates based on the last sales price reported was $304,671,522.

As of August 24, 2004, there were 51,045,322 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2004 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended July 3, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MATRIXONE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 3, 2004

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

General

MatrixOne, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate innovation and time to market and drive efficiencies into the product development processes by allowing for the collaborative development, building and management of their products. Our interoperable solutions bring together people, processes, content and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10™. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of three components: the Matrix PLM Platform™, our Business Process Applications™ and our Enterprise Integration offerings. These products allow our customers to address many critical business issues, including:

•	Gaining visibility, control and measurement of product investments;

•	Turning customer and market requirements into product design;

•	Achieving synchronous design between the electronics, mechanical packaging and the software development involved in bringing a new product to market;

•	Enabling global product development to harness the power of global resources;

•	Collaborating with suppliers as early as possible in the product development process; and

•	Ensuring regulatory compliance.

We also offer a variety of services that complement our PLM software. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training, maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementations.

We incorporated in Delaware under the name Adra Systems, Inc. in July 1983. In October 1997, we changed our name to MatrixOne, Inc. and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our PLM solutions. Our principal executive offices are located at 210 Littleton Road, Westford, Massachusetts 01886 and our telephone number is (978) 589-4000. Our Internet address is www.matrixone.com. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Principal Products

Our Matrix10 PLM environment provides organizations with a single, secure environment that eliminates the barriers to collaborative product development efforts, which are caused by geographically dispersed organizations and value chains, multiple disparate systems and increasing security requirements. The Matrix10 PLM environment consists of three major components:

•	The Matrix PLM Platform serves as the foundation for the Matrix10 PLM environment and includes the MatrixOne PLM Modeling Studio™, which enables organizations to easily configure processes, interfaces and data schema;

•	Our Business Process Applications allow companies to improve the way they collaborate with internal and external teams, develop products and work with suppliers and partners and incorporate the best practices of some of the world’s most innovative companies; and

•	Our Enterprise Integration offerings enable seamless data sharing between the Matrix10 PLM environment and third-party enterprise applications and tools, including leading mechanical computer aided design (“MCAD”) and electronic design automation (“EDA”) systems.

Matrix PLM Platform

The Matrix PLM Platform, which includes modeling capabilities, serves as the foundation for the Matrix10 PLM environment and is the underlying engine for Matrix10’s Business Process Applications and Enterprise Integrations. The Matrix PLM Platform is the core technology that provides all of the essential functionality that empowers our customers to deliver better products to market, in a shorter time frame and at a lower cost.

The Matrix PLM Platform enables companies to model, automate and expedite business processes across global value chains of employees, customers, suppliers and partners. In addition, the Matrix PLM Platform gives our customers an easy way to receive and find product-related information, carry out tasks and communicate. It also provides protection against intruders and firewall-friendly, role-based access to only the most up-to-date and approved information.

The Matrix PLM Platform captures product and related process information simultaneously. Our customers can link and classify items, assign properties and provide role-based behavior. Unlike other URL-based approaches, the Matrix PLM Platform’s objects contain detailed associations and services. It also handles many data sources, such as computer-aided design (“CAD”), product data management, enterprise resource planning (“ERP”), customer order, visualization and other applications. The Matrix PLM Platform also provides the flexibility needed to model and improve business processes dynamically, without disrupting business operations and adapt to ever-changing requirements, suppliers, partners, acquisitions, technology and product direction in real time.

Some of the key features of the Matrix PLM Platform include:

•	dynamic modeling through the Modeling Studio, which is an integrated set of tools that enable customers to easily configure processes, interfaces and data schema to meet their needs;

•	a scalable architecture that enables the addition of database servers and industry standard web application servers for load balancing and supporting geographically dispersed deployments;

•	file storage services that enable efficient file server distribution so large files remain close to the users who access them most frequently, while ensuring that all users worldwide enjoy easy access to those files as needed;

•	a standards-based, open environment that enables organizations to quickly and easily implement a PLM strategy across diverse environments, applications and platforms;

•	advanced XML communication capabilities that enable seamless integration to other enterprise systems and drive a standards-based approach for system-to-system communication;

•	a common integration framework that ensures a standards-based approach for integrations to a wide range of authoring and design tools, including MCAD, EDA, ERP and office desktop tools; and

•	robust security that supports smart card authentication and digital certificate technologies, single-sign-on functionality and advanced lightweight directory access protocol integration ensures that suppliers, partners and project teams access only the information critical to their job function.

Business Process Applications

Our portfolio of Business Process Applications addresses the diverse needs of a wide range of both cross-functional and specialized roles within an organization. Incorporating the best practices of some of the world’s most innovative companies, our Business Process Applications allow companies to improve the way they collaborate with internal and external teams, develop products and work with suppliers and partners. Customers from a broad range of industries are using our Business Process Applications to transform their global value chain of employees, customers, suppliers and partners into a virtual enterprise, to both enhance product development efficiencies through interoperable processes that span concept-to-retirement and share process expertise across multiple companies and geographies.

Companies can start with any one of our applications and add additional applications at a later time without interrupting their business operations. These applications work in conjunction with the Matrix PLM Platform and our broad offering of Enterprise Integrations. Through the use of our Modeling Studio these applications are easily configured and customized to fit a company’s existing processes and business model. Together, these applications enable our customers’ users, across multiple divisions and companies to contribute to the successful delivery of products and services.

Our Business Process Applications include:

•	MatrixOne Document Central™ is a document management solution that enables companies to publish, share and find files with library classifications tailored to the various roles throughout the entire product lifecycle. The use of this application allows improved knowledge transfer between functional disciplines, which leads to increased intellectual property reuse and thus improved productivity.

•	MatrixOne Engineering Central™ enables companies to manage the mechanical, electrical and software definitions of a product in order to automatically capture, communicate and synchronize product designs. This application provides companies with visibility into the design change process and allows them to more efficiently hand-off product definitions from research and development to manufacturing, therefore improving new product time to market.

•

MatrixOne Product Central™ enables companies to manage conceptual and commercial aspects of their products to ensure that product features are based on customer needs. This application provides organizations with the ability to more accurately define a portfolio of products, features and configuration options based on specific customer and market requirements. By providing organizations with the ability to bridge the gap between marketing requirements and engineering design, this application allows companies to improve part and design reuse by utilizing common modules across multiple product lines and to ultimately deliver the right products to market as quickly and efficiently as possible.

•	MatrixOne Program Central™ enables companies to efficiently manage complex programs and projects that rely on extensive collaboration across global value chains of employees, customers, suppliers and partners. This application provides management with real-time visibility into a project’s status in terms of process, costs and benefits and allows decision makers to easily determine which projects have the highest probability for success.

•	MatrixOne Sourcing Central™ provides organizations with advanced online Request for Quote (“RFQ”) functionality for complex engineered goods, allowing purchasing teams to collaborate with internal teams and external suppliers. This application helps companies streamline sourcing and product cycles, resulting in improved supplier bid response time and accuracy. Through this collaboration, suppliers provide meaningful input during product design, leading to more innovative products while having a direct impact on reducing cost of goods sold.

•	MatrixOne Specification Central™ allows companies to capture and share data-rich product specification information such as packaging, raw materials and formulas with internal and external teams. This application provides organizations with standard templates to define product information, enabling them to more effectively control specification changes and encourage reuse, thereby improving product quality and reducing development cycle times.

•	MatrixOne Supplier Central™ provides companies with secure access to outsourced design and manufacturing partners, enabling them to become an integral part of the design collaboration process. This application allows organizations to ensure both supplier and product quality through scorecards, part quality plans, certifications and supplier capability management. These capabilities enable companies to improve performance and predictability of both delivery and quality throughout their supply base.

•	MatrixOne Team Central™ offers a secure, structured, virtual workplace that enables ad-hoc collaboration for cross-functional, multi-organizational and geographically dispersed teams. Members can collaborate on documents and structured product data, such as parts and RFQs, which are created and managed with other MatrixOne Business Process applications, through discussions, notifications, alerts, online conferencing and workflow approval processes. Through improved global team collaboration, Team Central enables companies to reduce their time to market and improve product quality through better informed, timely decision making.

Enterprise Integrations

We provide a broad spectrum of integration products that offer application-to-application interoperability and provide simultaneous access to real time data. These integration products give users cross-application control of information and processes on both sides of their firewall.

We offer approximately 30 integrations and technologies to enable seamless data sharing between Matrix10 and other third-party MCAD, EDA, computer-aided software engineering applications and enterprise applications such as ERP, supply chain management and customer relationship management.

The MatrixOne Adaplet Tool Kit technology applies patent-pending enterprise application integration methodologies to drive both ready-to-use and custom solutions that integrate Matrix10 with other products.

Product Technology and Architecture

Our PLM software is based on an Internet architecture utilizing open standards and Extensible Mark-up Language (“XML”) technology and is enhanced by our proprietary technology for information integration and accelerated content delivery. An enterprise can choose from a variety of web application server architectures, such as BEA WebLogic, IBM WebSphere, Tomcat and SunOne Web Server, to deploy their solution with no change to their business logic. In addition, an enterprise can base its solution on any mix of Java-based distributed software architectures, including Enterprise Java Beans, Remote Method Invocation and Common Object Request Broker Architecture. Our Matrix PLM Platform also offers XML capabilities that allow companies to exchange messages and content with collaborating partners or industry exchanges. Messages can comply with the evolving standard vocabularies such as RosettaNet, cXML or BizTalk or independently defined vocabularies. The result is a scalable, flexible environment that virtually eliminates the need for lengthy in-house development of complex custom software, thereby resulting in a lower cost of ownership. The software consists of an Internet platform, tailorable business process applications, and reusable business process components, integrations to third-party software and development tools.

At the center of our architecture is the Matrix PLM Platform, which runs on Microsoft, UNIX and Linux operating systems. The Matrix PLM Platform forms the intermediary between the MatrixOne Business Process Applications or the MatrixOne Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. Mobile users can be connected to the server through the wireless application protocol (“WAP”). The Matrix PLM Platform is compliant with hypertext transport protocol (“HTTP”) and secure HTTP (“HTTPS”), providing the business model and XML representations to HTML, Java and Wireless Markup Language applications.

The Web user interfaces are Java and HTML based applications that can run on Microsoft Internet Explorer, Netscape Communicator and other commercially available Web browsers, they can also be tailored to run on appropriate WAP based devices. There are also Windows and UNIX versions of our products for users who prefer to run the applications on their desktop computers, rather than through a Web browser interface. We support numerous operating systems including Windows 2000, Windows XP, Windows NT, Hewlett Packard HP-UX, IBM AIX and Sun Solaris, and MAC for our applications. We follow the Microsoft standards for Windows 2000 and the Internet standards for Java running with Microsoft Internet Explorer, Netscape Communicator and Mozilla for certain platforms.

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

Services

We offer professional services, training, maintenance and customer support directly through our own services organization and indirectly through our third-party network. Our services organization is committed to ensuring that our customers successfully utilize our products. We believe we have a high customer satisfaction level as a result of a combination of our software implementation methodology, our large, global partner network and our professional services, training, maintenance and customer support programs. These programs are available globally and are designed to enable the rapid implementation of our products so our customers receive the benefits from their investment quickly. Our services are also designed to make our software easy to use and maintain, thus lowering ongoing costs to our customers.

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

Training

Our educational services organization offers Web-based courses and training at our facilities located around the world or at customer locations. Our Customer Success Center, located at our corporate headquarters in Westford, Massachusetts, provides a comprehensive training facility. We also offer the Matrix Certified Professional program to systems integrators to assure our customers that their implementation teams include professionals who have demonstrated success in implementing MatrixOne software solutions.

Maintenance and Customer Support

We offer maintenance and support services to our customers, alliance partners and systems integrators over the Internet or by telephone. Our toll-free telephone support is provided in multiple languages and is staffed by senior technical support personnel at several locations globally. Customers receiving support over the Internet have access to a full range of customer support services, including on-line problem solving, technical tips, answers to frequently asked questions and information about recently released and upcoming versions of our software. We provide our customers with personalized Web pages where they can access specific status reports, exchange information, register on-line for training and access an advanced knowledge base. Customers can also download new versions of our software over the Internet.

We are currently offering our installed base of customers a specialized upgrade program to Matrix10. We use an integrated team comprised of personnel from our professional services and engineering organizations and our alliance partners to deliver solutions to upgrade our customers from their existing version of MatrixOne products to Matrix10 using a standardized process. This program allows customers, regardless of the complexity of their current solution, to take advantage of best practices for PLM solutions.

Recent Developments

On August 4, 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property (“IP”) reuse solutions for the global electronics industry, for an aggregate purchase price of $4.4 million in cash and the issuance of approximately 2.3 million shares of our common stock.

Synchronicity’s products provide a comprehensive company-wide and business-to-business solution to the problem of managing collaboration among design chain members developing complex electronic products and the embedded software and firmware which support these products. Synchronicity solutions manage design process complexity, enable and connect the development chain and provide infrastructure for managing intellectual property. Synchronicity’s software is designed to be highly scalable and flexible to manage the varying user demands and sizes of product design chains.

The Synchronicity Developer Suite is a series of software solutions designed to enhance collaboration at each major stage in the product design process. This suite of applications is used to increase overall team productivity by tightly integrating threaded communications, issue tracking and management reporting with secure multi-site version control, release and configuration management.

Synchronicity’s Publisher Suite and Consumer Suite are solutions for a complete design reuse infrastructure. The Publisher Suite is not only targeted at building an enterprise IP reuse system, but also for business-to-business collaboration in the electronic design chain. The Consumer Suite allows for IP consumers to have easy catalog access and data transfer.

Customers

We target large-to-medium size organizations throughout the world in growth industries. As of July 3, 2004, we had over 675 customers. Our installed base of customers represents numerous industries, including aerospace and defense, automotive, consumer products, financial services, high technology, machinery, medical devices and the process industries. No single customer accounted for more than 10% of our revenues in fiscal 2004, 2003 or 2002.

Geographic Information

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At July 3, 2004 and June 28, 2003, approximately 21.7% and 18.7%, respectively, of our total assets were located at our foreign subsidiaries. Approximately 41.1%, 35.6% and 33.9% of our total revenues for fiscal 2004, 2003 and 2002, respectively, were from our foreign subsidiaries and approximately 28.4%, 26.9% and 23.7% of our expenses for fiscal 2004, 2003 and 2002, respectively, were from our foreign subsidiaries. The remainder of our assets, revenues and expenses for the aforementioned periods were located at or derived from operations in the United States. Export sales from the United States accounted for approximately 6.1%, 6.2% and 3.5% of our total revenues for fiscal 2004, 2003 and 2002, respectively. Refer to Note 10 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional information regarding our geographic information.

Research and Development

We pursue research and development through our internal engineering organization, third-party alliances and collaborative development efforts with our customers. Our internal research and development organization is divided into three product groups, platform, application and integration engineering, with common support groups. The focus of these three product groups is to broaden the global appeal of our products by improving our products’ performance and scalability, expanding the use of XML technology for data representation and collaboration, adding application services, increasing our distribution and replication alternatives, expanding our ability to integrate our technology with other applications used by our customers through technologies like web services, and extending our Internet security capabilities. The platform engineering group is responsible for the development of Internet infrastructure products, such as our servers, dynamic business modeling engine, database caching and application integration. The platform engineering group researches and develops advanced architectures and technologies and closely follows industry developments and standards related to e-Business, the Internet, operating systems and software technologies. The application engineering group develops Internet applications for our customers. The integration engineering group develops Internet applications that enable customers to link commercial and proprietary applications and legacy systems with our products. The application and integration engineering groups work closely with our sales, services and product management organizations and use the application expertise, domain experience and resources of our customers and alliance partners to develop and license applications and integrations. Quality engineering, user interface design engineering, release engineering and documentation groups support all three of our product groups and contract engineering companies provide additional engineering resources.

We maximize our research and development efforts by working closely with our alliance partners and customers to develop software applications and integration products. We have relationships with third parties to develop several of our applications, either through joint royalty relationships or on a subcontract basis. We also jointly develop software applications with our customers and typically retain the right to generalize the application for use with other customers. A critical focus of our research and development alliances is to increase the number and scope of customer-facing, supplier-facing and industry-specific applications and integrations. We have also established relationships with third-parties to develop several of our application products and the majority of our integration products pursuant to which we typically pay the third party a royalty in connection with the license of these products by our customers. These relationships have allowed us to increase the number of application and integration products we offer to customers. We market, license and support our application and integration products through our direct sales organizations, alliance partners and distributors around the globe. We also work with our customers, systems integrators and complementary technology vendors to extend our integration products to supply chain management, customer relationship management, component supplier management and additional product data management applications. Our research and development expenses were $22.9 million, $25.0 million and $25.4 million for fiscal 2004, 2003 and 2002, respectively. We expect to increase our internal research and development efforts, as well as our third-party research and development in fiscal 2005.

Selling and Marketing

We market and license our collaborative PLM solutions through our direct sales organization, distributors and other business alliances. We have 17 sales offices in North America, six in Europe and three in Asia/Pacific. Our European, Middle East and Africa, or EMEA, sales organization is headquartered in Amsterdam, the Netherlands with other offices in Coventry, England; Paris, France; Ismaning and Stuttgart, Germany; and Milan, Italy. Our Asia/Pacific offices are located in Tokyo, Japan, Seoul, Korea, and Singapore. We plan to expand our reach into the market through an expanded direct approach and a more focused solution selling indirect model targeted to high growth areas.

Most of the licensing of our collaborative PLM solutions in North America is made by our direct sales organization, although we are building our indirect sales channels to reach additional markets in North America. In EMEA, we market, license and service our products through both our direct sales force and distributors, while in Asia/Pacific, we rely primarily on our network of distributors and resellers, with assistance from our direct sales force. Our network of domestic and international distributors and resellers is comprised of approximately 30 companies.

Our sales team, which includes our direct sales and technical professionals as well as our alliance partners, works closely with customers to identify short-term needs and long-term goals and then to develop a proposal to address customers’ PLM requirements. Our sales process is focused around understanding the needs of our customers and prospects, demonstrating the business value of our solutions and on providing solutions and demonstrations that clearly address their business challenges. The sales cycle for our products ranges from one to nine months based on the customer’s need to rapidly implement a PLM solution and whether the customer is new or is extending or upgrading its existing implementation.

We have a Customer Success Center, located at our corporate headquarters in Westford, Massachusetts, to support our global sales efforts. Our Customer Success Center provides the facilities necessary to help customers and prospective customers identify their goals and achieve their objectives through interaction with our executives and resources. Our Customer Success Center is open to all our customers and prospective customers for strategy and technical meetings, as well as for training.

Our marketing personnel assist in generating new sales opportunities by creating various marketing programs, creating press and industry analyst interest and support, updating our Web site and hosting or sponsoring various events. We conduct joint seminars with key alliance partners and participate in a number of alliance partner-sponsored trade shows and industry events. We also provide speakers from our company and our customers to represent us in a number of industry forums. We communicate regularly with our installed customer base via quarterly newsletters and by hosting customer conferences. Our public relations strategy is designed to convey our messages to appropriate audiences, and we reinforce this through our ongoing communications with a number of key industry analysts, financial analysts and members of the press.

Alliances

The principal goals of our alliance program are to accelerate the global market acceptance of our collaborative PLM solutions, extend our global resources and help our customers quickly realize the benefits of our collaborative PLM solutions. Together with these alliance partners, we leverage our mutual strengths in the marketplace to deliver total PLM solutions. We form alliances with industry-leading software, platform and services companies for enhanced service delivery, joint sales, marketing, distribution, design and development.

Systems Integrators

We have established strategic relationships with more than 50 global and regional systems integration partners that provide expertise in a number of areas including MatrixOne solution implementations, solution selection, business consulting, business process re-engineering, development of best practices and business processes, solution integration and specific industries. Our systems integration partners include Accenture, Atos Origin, Bearing Point, Cap Gemini, Deloitte Consulting, Fujitsu, gedas, Hewlett Packard, IBM Global Services, Infosys Technologies, NS Solutions, Satyam Computer Services, Scandent, Softlab, Sogeti, Tata Consulting Services, and T-Systems.

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

Through our alliance relationship with IBM and Cadence Design Systems (“Cadence”), we are also providing solutions tailored specifically to the global electronics industry, a growing market segment that is beginning to involve product development activities across all major vertical markets as electronics continue to proliferate into all product categories. Our relationship with Cadence includes an OEM agreement under which Cadence embeds MatrixOne technology into advanced PLM solutions that are marketed and supported directly by Cadence for Printed Circuit Board (“PCB”) design.

Platform Partners

Our platform partners enable our customers to take advantage of technological advances and simultaneously extend the value of their investments in existing infrastructure and information systems. Our close relationships with major hardware vendors assures our customers that their MatrixOne solutions will deliver maximum stability, security, performance and scalability. In addition, our relationships with database, middleware, operating systems and networking software companies enable our collaborative PLM solutions to run in diverse and rapidly evolving software environments and enhance the open architecture of MatrixOne software, thereby enabling interoperable collaboration capabilities.

Resellers

We work with two types of resellers to deliver, implement and support our collaborative PLM solutions:

•	Value-added resellers (“VARs”) work in a certain geographical region or market segment, providing a total solution of software, implementation services and their own added-value products and services. Our customers use VARs for industry-specific solutions, particular professional services expertise, or the ability to leverage third-party systems.

•	Distributors provide a sales and services channel for our customers in geographic areas where we may not have local, direct coverage. Distributors license, implement, extend and support our solutions and may also offer specific industry, application or technical know-how.

Competition

The market for collaborative PLM software is intensely competitive, highly fragmented and changing rapidly. We compete against different companies depending on the geographic region, the size of the potential customer and the scope of the proposed solution. We currently compete against:

•	in-house development efforts by potential customers;

•	vendors with CAD/CAM product backgrounds such as Dassault Systems, Parametric Technology and UGS;

•	vendors with enterprise application backgrounds such as Oracle and SAP;

•	vendors providing some aspects of PLM functionality such as Agile Software;

•	emerging companies focused on enterprise application integration and eBusiness; and

•	vendors that focus on local markets.

We expect that competition will increase as a result of continued increased usage of the Internet and ongoing software industry consolidation. Moreover, a number of enterprise software companies have acquired providers of point solutions to expand their product lines and vendors with various product backgrounds continue to enter the PLM market. Our competitors may also package their products in a manner that may discourage customers from licensing our software. Current and potential competitors may establish cooperative relationships among themselves or with third-parties or may adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent upon our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. Currently, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements with our employees, customers, alliance partners, consultants and systems integrators to protect our proprietary rights. We license our software pursuant to non-exclusive license agreements that impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by executing confidentiality agreements with anyone having access to our proprietary information and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

We have two related patent applications pending in the United States. We expect one of the pending patent applications to issue as a United States patent by the end of calendar 2004. We recently filed the other pending patent application, and it is possible that no United States patent will issue from this other application. We have six registered trademarks and one pending trademark application in the United States. Registered trademarks may not issue from this United States application or the application or registration may be contested. In addition, we have three registered trademarks in various foreign jurisdictions.

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

Employees

As of July 3, 2004, we had a total of 401 employees. Of the total employees, 88 were in product development, engineering or systems engineering, 112 in sales and marketing, 165 in services and 36 in operational, financial and administrative functions.

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

Our headquarters is located in a 52,000 square foot facility in Westford, Massachusetts, which we occupy under an office lease expiring in December 2010. We also lease office space in 13 states throughout the United States, and we lease office space in Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands, under leases with terms expiring at various times through fiscal 2011. We believe that additional space will be required as our business expands and will be available on acceptable terms.

ITEM 3:	LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

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

The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned upon, among other things, receipt of both preliminary and final Court approval. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended July 3, 2004, through the solicitation of proxies or otherwise.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market under the symbol “MONE”. The price range per share reflected in the table below is the high and low bid information for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
Fiscal year ended July 3, 2004:
First quarter	$6.50	$4.08
Second quarter	$6.97	$4.12
Third quarter	$8.20	$5.52
Fourth quarter	$8.73	$5.94

Fiscal year ended June 28, 2003:
First quarter	$7.36	$3.26
Second quarter	$5.68	$1.78
Third quarter	$5.24	$3.00
Fourth quarter	$5.49	$2.58

On August 24, 2004, there were approximately 485 stockholders of record of our common stock, which includes 36 stockholders of restricted shares of our common stock issued pursuant to our acquisition of Synchronicity on August 4, 2004. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On August 24, 2004, the last reported sale price per share of our common stock on the NASDAQ National Market was $5.34.

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

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment, except for our acquisition of Synchronicity in August 2004. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through July 3, 2004, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $10.5 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) repurchase $1.0 million of our common stock, and (d) fund approximately $12.2 million of working capital to support our operations.

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6:	SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data set forth below for the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002 and the consolidated balance sheet data as of July 3, 2004 and June 28, 2003 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2001 and July 1, 2000 and the consolidated balance sheet data as of June 29, 2002, June 30, 2001 and July 1, 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software license	$37,983	$41,079	$47,443	$84,290	$40,977
Service	71,100	68,329	74,020	61,100	35,474

Total revenues	109,083	109,408	121,463	145,390	76,451

Cost of revenues:
Software license	6,290	5,422	5,927	8,212	4,424
Service	46,760	46,539	54,478	45,737	28,123

Total cost of revenues	53,050	51,961	60,405	53,949	32,547

Gross profit	56,033	57,447	61,058	91,441	43,904

Operating expenses:
Selling and marketing	36,951	41,589	48,166	56,273	35,765
Research and development	22,889	25,049	25,374	19,749	8,553
General and administrative	9,621	10,452	12,814	10,406	5,487
Stock-based compensation	567	3,195	3,910	4,142	3,593
Restructuring charges	1,751	3,423	2,812	—	—
Asset impairment and disposal charges	1,680	—	—	—	—

Total operating expenses	73,459	83,708	93,076	90,570	53,398

Income (loss) from operations	(17,426)	(26,261)	(32,018)	871	(9,494)
Other income (expense), net	1,399	1,922	3,313	8,940	3,041
Provision for income taxes	182	141	—	1,465	—

Income (loss) from continuing operations	(16,209)	(24,480)	(28,705)	8,346	(6,453)
Income from discontinued operations	—	—	—	500	—

Net income (loss)	$(16,209)	$(24,480)	$(28,705)	$8,846	$(6,453)

Basic net income (loss) per share:
Continuing operations	$(0.33)	$(0.52)	$(0.62)	$0.19	$(0.36)
Discontinued operations	—	—	—	0.01	—

Net income (loss)	$(0.33)	$(0.52)	$(0.62)	$0.20	$(0.36)

Shares used in computation	48,411	47,489	46,147	43,543	17,966

Diluted net income (loss) per share:
Continuing operations	$(0.33)	$(0.52)	$(0.62)	$0.17	$(0.36)
Discontinued operations	—	—	—	0.01	—

Net income (loss)	$(0.33)	$(0.52)	$(0.62)	$0.18	$(0.36)

Shares used in computation	48,411	47,489	46,147	50,357	17,966

	As of
	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,414	$127,665	$139,642	$156,349	$153,455
Working capital	107,748	115,107	131,617	154,193	146,012
Total assets	157,145	168,684	200,948	217,626	184,417
Total stockholders’ equity	116,879	129,385	149,090	169,316	151,593

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

MatrixOne, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate innovation and time to market and drive efficiencies into the product development processes by allowing for the collaborative development, building and management of their products. Our interoperable solutions bring together people, processes, content and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of three components: the Matrix PLM Platform, our Business Process Applications and our Enterprise Integration offerings. We offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

Our strategy for long-term, sustainable growth in revenue and net income is focused on achieving a leadership position within the PLM market by effectively enabling our customers to achieve measurable improvements in their business by unifying and streamlining processes across the product lifecycle. Currently, there are three key elements to our growth strategy: improving sales execution, upgrading our installed base of customers to Matrix10 and extending our position in key industrial markets.

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

In May 2003, we introduced Matrix10, a comprehensive and flexible PLM environment that consists of three components: the Matrix PLM Platform, Business Process Applications and our Enterprise Integration products. Matrix10 includes significant enhancements in security, scalability, and interoperability compared to previous releases of our product offerings. Because many of our existing customers operate with previous releases of our products, we believe that there are opportunities to grow software license and professional services revenue by effectively upgrading our installed base of customers to Matrix10, which may result in the licensing of additional software products and the commencement of additional professional services engagements both during and after the upgrade.

We license our PLM solutions primarily in eight industrial markets including aerospace and defense, automotive, consumer products, financial services, machinery, high technology, medical devices, and the process industries. To gain market leadership in each of these industrial markets, a core part of our growth strategy is to: develop and market focused variations of our core product offerings to meet the needs of industry-specific business processes; develop the deep domain expertise of our workforce in the industrial markets in which we compete; and develop and leverage alliance partnerships with key system integration partners, original equipment manufacturers, and complementary hardware and software providers.

We also plan to leverage our unique strengths in the broader electronics market, which transcends several of the vertical markets in which we compete including:

•	medical devices, where electronics has become the competitive differentiator for many key industry products such as imaging and monitoring equipment;

•	aerospace and defense, where electronics, such as computing and communications systems are key drivers; and

•	automotive, where electronics are quickly becoming a major part of the value chain.

Our strategy to exploit this opportunity in the electronics market was strengthened with our acquisition in August 2004 of Synchronicity due to the enhancement of our position in the semiconductor industry, which is the engine of the global electronics market. Together with Synchronicity, we expect to bring unique solutions to companies involved in electronic design. As a result of our acquisition of Synchronicity, our unique partnerships with Cadence, IBM and Intel, and our strong position with many of the world’s most innovative high-tech companies, we believe we are better positioned for growth in the global electronics market.

Financial Overview

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for fiscal 2004, 2003 and 2002 were as follows:

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	June 29, 2002
North America	$57,591	$63,655	$75,748
Europe	38,688	28,732	31,135
Asia/Pacific	12,804	17,021	14,580

	$109,083	$109,408	$121,463

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for fiscal 2004 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been $4.8 million lower.

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2003, we implemented a restructuring program to further reduce expenses to align our operations and cost structure with current and projected market conditions and recorded a restructuring charge of $1.8 million. This restructuring program primarily included a reduction in workforce of 45 employees across all functions and locations and the closure and consolidation of certain offices. In addition, in conjunction with this restructuring program, we evaluated the recoverability of certain of our assets and determined that certain capitalized software, office equipment and leasehold improvements would not be recoverable. Accordingly, we recorded asset impairment and disposal charges of $1.7 million. Since October 2001, we have implemented several restructuring programs to adjust our operations and cost structure as a result of the weak information technology market and general global economic conditions. As a result of these programs, we have reduced our workforce from a high of 614 employees as of September 29, 2001 to 401 employees as of July 3, 2004. However, the cost savings resulting from our restructuring programs have been offset in part by increased expenses due to the strengthening of major foreign currencies relative to the U.S. dollar.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of July 3, 2004, we had an accumulated deficit of approximately $99.4 million. If our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2005 and beyond.

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

We recognize software license revenues upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software license is considered delivered when the customer is provided access to the software files.

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

Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support fee is included in a software license fee, we allocate a portion of the software license fee to maintenance and customer support fees based on the renewal rate of maintenance and customer support fees.

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As a result of lower total revenues and accounts receivable and improvement in the aging of our accounts receivable and the days of our sales outstanding as compared to past fiscal periods, we revised our estimate of doubtful accounts and as a result decreased our allowance for doubtful accounts by $0.7 million during fiscal 2004. Our allowance for doubtful accounts was $1.5 million and $2.2 million at July 3, 2004 and June 28, 2003, respectively.

Prepaid Software Royalty Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of our Business Process Applications and Enterprise Integration products. Amortization of prepaid software royalty fees commences when the software is available for general release. We amortize prepaid software royalty fees to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. Prepaid software royalty fees aggregated $0.6 million and $3.6 million at July 3, 2004 and June 28, 2003, respectively.

Due to the inability of two partners to successfully perform in accordance with the related product development agreements, during fiscal 2004 we terminated two product development agreements for certain Business Process Applications for which we had previously paid and capitalized prepaid software royalty fees. Accordingly, we recorded a charge to cost of software license revenues of $0.6 million.

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

As a result of our restructuring program in October 2003, we evaluated the recoverability of certain of our assets. Based on this evaluation, we determined that certain assets would not be recoverable, and we recorded asset impairment and disposal charges of $1.7 million in fiscal 2004. For additional information regarding this impairment charge, refer to Note 1 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Deferred Tax Assets

Under applicable accounting criteria, we record a valuation allowance to reduce our deferred tax assets to the estimated amount that is more likely than not to be realized. During our assessment of the valuation allowance, we consider future taxable income and ongoing tax planning strategies on a consolidated basis and in the tax jurisdictions in which we operate. We have recorded a valuation allowance against our deferred tax assets due to the fact it is more likely than not that the deferred tax assets will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis. For additional information regarding our deferred tax assets and the related valuation allowance, refer to Note 5 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.8 million and $0.9 million at July 3, 2004 and June 28, 2003, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 4 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. These historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Revenues:
Software license	34.8%	37.5%	39.1%
Service	65.2	62.5	60.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	5.8	5.0	4.8
Service	42.8	42.5	44.9

Total cost of revenues	48.6	47.5	49.7

Gross profit	51.4	52.5	50.3

Operating expenses:
Selling and marketing	33.9	38.0	39.7
Research and development	21.0	22.9	20.9
General and administrative	8.8	9.6	10.5
Stock-based compensation	0.5	2.9	3.2
Restructuring charges	1.6	3.1	2.3
Asset impairment and disposal charges	1.5	—	—

Total operating expenses	67.3	76.5	76.6

Loss from operations	(15.9)	(24.0)	(26.3)
Other income, net	1.3	1.7	2.7
Provision for income taxes	0.2	0.1	—

Net loss	(14.8)%	(22.4)%	(23.6)%

Comparison of the Fiscal Years Ended July 3, 2004 and June 28, 2003

Software license revenues. We derive our software license revenues principally from licensing our collaborative PLM solutions including our Matrix PLM Platform, Business Process Applications and Enterprise Integrations.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for fiscal 2004 and fiscal 2003 were as follows:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	July 3, 2004	June 28, 2003
Matrix PLM Platform	$16,973	$18,051	$(1,078)	(6.0)%
Business Process Applications	16,884	18,729	(1,845)	(9.8)%
Enterprise Integrations	4,126	4,299	(173)	(4.0)%

Total software license revenues	$37,983	$41,079	$(3,096)	(7.5)%

Number of software license transactions recognized	227	224	3	1.3%
Number of software license transactions in excess of $1.0 million recognized	5	8	(3)	(37.5)%

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for fiscal 2004 and fiscal 2003 were as follows:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
North America	$17,934	$22,631	$(4,697)	(20.8)%
Europe	13,887	8,419	5,468	64.9%
Asia/Pacific	6,162	10,029	(3,867)	(38.6)%

Total software license revenues	$37,983	$41,079	$(3,096)	(7.5)%

Software license revenues decreased primarily due to the continued weakness in information technology spending for PLM software around the world and poor sales execution during the first two quarters of fiscal 2004, resulting in lower average transaction values, fewer software license transactions in excess of $1.0 million and fewer software license transactions with new customers.

Software license revenues were especially weak in Asia/Pacific during fiscal 2004 as a result of a significant decrease in the number of software license transactions and fewer software license transactions in excess of $1.0 million as compared to the same period last year primarily due to the factors previously discussed. During fiscal 2004, software license revenues in Europe primarily increased as a result of two multi-million dollar software license transactions with new customers. Software license revenues in North America decreased during fiscal 2004 primarily due to fewer software license transactions in excess in $1.0 million due to the factors previously discussed. During fiscal 2003, software license revenues in North America included six software license transactions in excess of $1.0 million, compared to one during fiscal 2004.

Software license revenues from our Matrix PLM Platform and Business Process Applications decreased during fiscal 2004 due to lower average transaction values, fewer software license transactions in excess of $1.0 million and fewer software license transactions with new customers.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for fiscal 2004 and fiscal 2003 were as follows:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Maintenance revenues	$34,710	$33,023	$1,687	5.1%
Professional services revenues	34,470	33,294	1,176	3.5%
Training revenues	1,920	2,012	(92)	(4.6)%

Total service revenues	$71,100	$68,329	$2,771	4.1%

Maintenance as a percentage of services revenues	48.8%	48.3%	0.5%	—

Service revenues increased due to an increase in professional services revenues and maintenance revenues. During fiscal 2004, maintenance revenues increased primarily due to an increase in our maintenance revenue base as a result of new software license transactions. Professional services revenues increased during fiscal 2004 primarily as a result of projects related to upgrading our installed base of customers to Matrix10, expansion of existing customer implementations and an increase in projects with new customers during the later periods of fiscal 2004. Training revenues decreased slightly during fiscal 2004 primarily as a result of lower training revenues during the three months ended July 3, 2004 compared to the prior year period. Training revenues fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration products licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on Business Process Applications and Enterprise Integration products and the amount of amortization of prepaid software royalty fees.

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Cost of software licenses	$6,290	$5,422	$868	16.0%

Cost of software licenses increased primarily due to a $1.2 million increase in minimum amortization expense related to our Business Process Applications as a result of additional prepayments on existing applications and the introduction of a new application, $0.6 million in charges related to the termination of two product development agreements related to two Business Process Applications for which the Company had previously paid and capitalized prepaid software royalty fees and an increase in royalties on certain Business Process Applications. The increase in cost of software license revenues related to our Business Process Applications was partially offset by a $1.0 million decrease in royalties on our Enterprise Integration products primarily due to decreases in certain contractual royalty rates.

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

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Cost of services	$46,760	$46,539	$221	0.5%

Cost of services increased primarily due to a $2.5 million increase in the cost of independent systems integrators. This increase resulted from our increased use of independent systems integrators to accommodate an increase in professional services projects, a reduction in the number of our professional services personnel as a result of our reductions in force and our limited internal professional services resources in certain geographic regions. The increase in the cost of independent systems integrators was primarily offset by decreases in personnel, personnel recruiting and training, travel costs, and other operating expenses as a result of our restructuring programs and cost saving initiatives.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Gross profit on software license revenues	$31,693	$35,657	$(3,964)	(11.1)%
Gross profit on service revenues	24,340	21,790	2,550	11.7%

Total gross profit	$56,033	$57,447	$(1,414)	(2.5)%

Gross margin on software license revenues	83.4%	86.8%	(3.4)%	—
Gross margin on service revenues	34.2%	31.9%	2.3%	—
Total gross margin	51.4%	52.5%	(1.1)%	—
Percentage of total revenues derived from software license revenues	34.8%	37.5%	(2.7)%	—
Percentage of total revenues derived from service revenues	65.2%	62.5%	2.7%	—

Total gross profit and gross margin decreased during fiscal 2004 primarily due to a decrease in software license revenues, a decrease in the proportion of our total revenues derived from software license revenues and lower gross margin on software license revenues. During fiscal 2004, gross margin on software licenses decreased primarily due to an increase in the minimum amortization expense for our Business Process Applications and charges related to the termination of two product development agreements for our Business Process Applications for which the Company had previously paid and capitalized prepaid software royalty fees. Gross margin on services increased during fiscal 2004 primarily due to a reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and an increase in the proportion of our service revenues derived from maintenance revenues.

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

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Selling and marketing expenses	$36,951	$41,589	$(4,638)	(11.2)%
Selling and marketing expenses as a percentage of total revenues	33.9%	38.0%	(4.1)%	—

Selling and marketing expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $4.2 million decrease in personnel and travel costs, as a result of our restructuring programs and cost saving initiatives, a $0.3 million decrease in expenses related to user group, trade shows and other events, which included the MatrixOne Global Customer Conference, and a $0.1 million decrease in facilities and other general costs as a result of our restructuring programs and cost saving initiatives.

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

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Research and development expenses	$22,889	$25,049	$(2,160)	(8.6)%
Research and development expenses as a percentage of total revenues	21.0%	22.9%	(1.9)%	—

Research and development expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $1.5 million decrease in personnel costs and a $0.7 million decrease in facilities and other costs both as a result of our restructuring programs and cost saving initiatives.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
General and administrative expenses	$9,621	$10,452	$(831)	(8.0)%
General and administrative expenses as a percentage of total revenues	8.8%	9.6%	(0.8)%	—

General and administrative expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $1.0 million change in our provision for doubtful accounts. During fiscal 2004, we reduced our allowance for doubtful accounts by $0.7 million due to lower total revenues and accounts receivable and improvement in the aging of our accounts receivable and the days of our sales outstanding as compared to prior fiscal periods. However, during fiscal 2003, we recorded a provision for doubtful accounts of $0.4 million.

Stock-based compensation. Stock-based compensation relates to the issuance of stock options to employees with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations ratably over the vesting period of the options, which is generally four years.

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Stock-based compensation expenses	$567	$3,195	$(2,628)	(82.3)%
Stock-based compensation expenses as a percentage of total revenues	0.5%	2.9%	(2.4)%	—

Stock-based compensation decreased due to a decrease in amortization as a result of the termination of the vesting of certain stock options and the cancellation of terminated employees’ stock options primarily related to our restructuring programs. The deferred stock-based compensation was completely amortized during the three month period ended January 3, 2004.

Restructuring charges.

In October 2003 and as discussed in the comparison of the fiscal years ended June 28, 2003 and June 29, 2002, in April 2003, October 2002 and October 2001, we implemented restructuring programs to reduce our expenses.

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

The October 2003 restructuring program included a reduction in workforce of 45 employees, consisting of 10 employees in cost of service revenues, 16 employees in selling and marketing, 13 employees in research and development and six employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs. These severed employees were not required to render service in order to receive termination benefits and were not required to render service beyond the minimum retention period.

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

The significant components of the October 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and remaining accrual as of July 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Restructuring charges – fiscal 2004	$1,304	$508	$1,812
Non-cash adjustments – fiscal 2004	(99)	(15)	(114)

Adjusted restructuring charges	1,205	493	1,698
Cash payments – fiscal 2004	(1,205)	(493)	(1,698)

Accrual balance as of July 3, 2004	$—	$—	$—

The October 2003 restructuring program was completed and all cash payments were made during fiscal 2004.

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

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Other income (expense), net	$1,399	$1,922	$(523)	(27.2)%

Other income decreased primarily due to a decrease in interest income of $0.8 million as a result of lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment, offset by a $0.2 million increase in realized gains on foreign currency transactions.

Provision for income taxes. During fiscal 2004 and 2003, we recorded provisions for income taxes of $0.2 million and $0.1 million, respectively, related to minimum taxes due in certain domestic and foreign tax jurisdictions.

Comparison of the Fiscal Years Ended June 28, 2003 and June 29, 2002

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for fiscal 2003 and 2002 were as follows:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	June 28, 2003	June 29, 2002
Matrix PLM Platform	$18,051	$29,723	$(11,672)	(39.3)%
Business Process Applications	18,729	12,048	6,681	55.5%
Enterprise Integrations	4,299	5,672	(1,373)	(24.2)%

Total software license revenues	$41,079	$47,443	$(6,364)	(13.4)%

Number of software license transactions recognized	224	302	(78)	(25.8)%
Number of software license transactions in excess of $1.0 million recognized	8	10	(2)	(20.0)%

Software license revenues by geographic region for fiscal 2003 and 2002 were as follows:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
North America	$22,631	$24,124	$(1,493)	(6.2)%
Europe	8,419	14,038	(5,619)	(40.0)%
Asia/Pacific	10,029	9,281	748	8.1%

Total software license revenues	$41,079	$47,443	$(6,364)	(13.4)%

Software license revenues decreased primarily due to the continued weakness in information technology spending around the world. As a result, the total number of software license transactions decreased to 224 for fiscal 2003 from 302 for fiscal 2002, and the number of software license transactions in excess of $1.0 million decreased to 8 for fiscal 2003 from 10 for fiscal 2002. Software license revenues in Europe and North America decreased primarily due to weakness in information technology spending and poor sales execution.

Software license revenues from our Business Process Applications increased primarily as a result of our customers expanding their existing implementations to include these new products and new customers including them in their initial purchases. Software license revenues from our Matrix PLM Platform and Enterprise Integration products decreased primarily due to a reduction in software license revenues from new customers.

Service revenues. The components of our services revenues for fiscal 2003 and fiscal 2002 were as follows:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
Maintenance revenues	$33,023	$27,909	$5,114	18.3%
Professional services revenues	33,294	43,502	(10,208)	(23.5)%
Training revenues	2,012	2,609	(597)	(22.9)%

Total service revenues	$68,329	$74,020	$(5,691)	(7.7)%

Maintenance as a percentage of services revenues	48.3%	37.7%	10.6%	—

Service revenues decreased primarily due to the decrease in professional services revenues as a result of a decrease in the number and scope of professional services engagements due to continued weakness in information technology spending, an increase in the proportion of professional services engagements led by systems integrators and a delay in our ability to recognize professional services revenue from a customer due to uncertainty of collecting the fees from the customer. Training revenues decreased due to fewer software license transactions with new customers. These decreases were partially offset by a $5.1 million increase in maintenance revenues from new and renewed maintenance contracts.

Cost of software licenses.

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
Cost of software licenses	$5,422	$5,927	$(505)	(8.5)%

Cost of software licenses decreased primarily due to lower royalties as a result of a decrease in the licensing of Enterprise Integration products.

Cost of services.

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
Cost of services	$46,539	$54,478	$(7,939)	(14.6)%

Cost of services decreased primarily due to a $7.3 million decrease in independent systems integrator costs and lower travel and other operating expenses as a result of our restructuring programs and cost saving initiatives.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
Gross profit on software license revenues	$35,657	$41,516	$(5,859)	(14.1)%
Gross profit on service revenues	21,790	19,542	2,248	11.5%

Total gross profit	$57,447	$61,058	$(3,611)	(5.9)%

Gross margin on software license revenues	86.8%	87.5%	(0.7)%	—
Gross margin on service revenues	31.9%	26.4%	5.5%	—
Total gross margin	52.5%	50.3%	2.2%	—
Percentage of total revenues derived from software license revenues	37.5%	39.1%	(1.6)%	—
Percentage of total revenues derived from service revenues	62.5%	60.9%	1.6%	—

Gross profit decreased primarily due to a decrease in both the percentage of our total revenues derived from software license revenues and the gross margin on our software license revenues. The increase in gross margin was primarily attributable to an increase in the relative proportion of our service revenues derived from maintenance and improvement in the gross margin on professional services revenues. Gross margin on software licenses decreased due to an increase in the relative proportion of third-party Business Process Applications software licensed. Gross margin on services increased primarily due to an increase in the proportion of our services revenues derived from maintenance, an increase in the productivity of our professional services organization and a decrease in independent systems integrator costs.

Selling and marketing.

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
Selling and marketing expenses	$41,589	$48,166	$(6,577)	(13.7)%
Selling and marketing expenses as a percentage of total revenues	38.0%	39.7%	(1.7)%	—

Selling and marketing expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $5.7 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and a $1.4 million decrease in fees for contractors, consultants and outside services due to our cost saving initiatives, slightly offset by higher commission expense.

Research and development.

	Year Ended
(In thousands)	June 28, 2003	June 29, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Research and development expenses	$25,049	$25,374	$(325)	(1.3)%
Research and development expenses as a percentage of total revenues	22.9%	20.9%	2.0%	—

General and administrative.

	Year Ended
(In thousands)	June 28, 2003	June 29, 2002	Increase (Decrease)	Percentage Increase (Decrease)
General and administrative expenses	$10,452	$12,814	$(2,362)	(18.4)%
General and administrative expenses as a percentage of total revenues	9.6%	10.5%	(0.9)%	—

General and administrative expenses decreased primarily due to a $1.4 million decrease in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and a $1.0 million reduction in the provision for doubtful accounts due to lower levels of accounts receivable and revenues.

Stock-based compensation.

	Year Ended
(In thousands)	June 28, 2003	June 29, 2002	Increase (Decrease)	Percentage Increase (Decrease)
Stock-based compensation expenses	$3,195	$3,910	$(715)	(18.3)%
Stock-based compensation expenses as a percentage of total revenues	2.9%	3.2%	(0.3)%	—

Stock-based compensation decreased due to the cancellation of stock options from terminated employees primarily related to our restructuring programs.

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

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of July 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(259)
Non-cash adjustments – fiscal 2004	95

Accrual balance as of July 3, 2004	$92

The non-cash adjustments during fiscal 2004 reflect additional employee severance related costs. The April 2003 restructuring program was substantially completed during fiscal 2004, and the remaining cash payments are expected to be made through December 31, 2004.

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

The significant components of the October 2002 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of July 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(384)	(57)	(441)
Non-cash adjustments – fiscal 2004	20	(62)	(42)

Accrual balance as of July 3, 2004	$—	$—	$—

The non-cash adjustments during fiscal 2004 reflect an unfavorable final settlement for an employee severance arrangement and favorable final settlement for certain lease arrangements. The October 2002 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments were made during fiscal 2004.

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

As a result of the October 2001 restructuring program, we canceled certain contracts related to terminated activities and programs that were either non-cancelable or cancelable with penalty provisions. The costs related to the negotiated termination of these contracts are included in the restructuring charge as contract terminations.

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

The significant components of the October 2001 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of June 28, 2003 were as follows:

(In Thousands)	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges - fiscal 2002	$2,466	$514	$222	$3,202
Non-cash adjustments - fiscal 2002	(85)	(184)	(121)	(390)

Adjusted restructuring charges - fiscal 2002	2,381	330	101	2,812
Cash payments - fiscal 2002	(1,726)	(306)	(101)	(2,133)

Accrual balance as of June 29, 2002	655	24	—	679
Non-cash adjustments – fiscal 2003	(273)	30	—	(243)
Cash payments - fiscal 2003	(382)	(54)	—	(436)

Accrual balance as of June 28, 2003	$—	$—	$—	$—

Other income (expense).

	Year Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	June 28, 2003	June 29, 2002
Other income (expense), net	$1,922	$3,313	$(1,391)	(42.0)%

Other income decreased primarily due to a $1.6 million decrease in interest income from lower yields on our investments resulting from a significant decrease in market interest rates and lower levels of cash available for investment, offset by a slight decrease in other expense, which included losses on disposals of fixed assets in fiscal 2002.

Provision for income taxes. In fiscal 2003, we recorded a provision for income taxes of $141 related to minimum taxes due in certain domestic and foreign tax jurisdictions. No provision for income taxes was recorded for fiscal 2002.

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 28, 2003
Cash and cash equivalents	$118,414	$127,665	$(9,251)	(7.2)%
Working capital	$107,748	$115,107	$(7,359)	(6.4)%

During fiscal 2004, our cash and cash equivalents decreased primarily due to our loss from operations and cash payments related to our restructuring programs. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate (4.25% at July 3, 2004) plus 0.5% per annum on any outstanding balances and expires December 26, 2004. As of July 3, 2004, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of July 3, 2004.

The following sets forth information relating to the sources and uses of our cash.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	June 29, 2002
Net cash used in operating activities	$(11,630)	$(11,800)	$(13,836)
Net cash used in investing activities	$(732)	$(1,817)	$(6,649)
Net cash provided by financing activities	$2,062	$455	$2,230

	Three Months Ended
	July 3, 2004	June 28, 2003
Days sales outstanding	77	68

Net cash used in operating activities for fiscal 2004 resulted primarily from our net loss, increases in our accounts receivable at July 3, 2004 due to an increase in our revenues during the fourth quarter of fiscal 2004 and a decrease in accounts payable due to the timing of certain disbursements. This net use of cash was partially offset by a decrease in prepaid expenses, primarily related to amortization of prepaid software royalty fees, and an increase in deferred revenue, primarily related to an increase in the number and aggregate dollar amount of our maintenance contracts. Net cash used in operating activities for fiscal 2003 resulted primarily from our net loss, decreases in accounts payable and accrued expenses, and a decrease in deferred revenues due to recognition of certain software license revenue and amortization of maintenance contracts. This net use of cash was partially offset by a decrease in accounts receivable due to a reduction in days of sales outstanding and lower revenues.

Net cash used in investing activities for fiscal 2004 reflects $1.1 million of investments in computer hardware and software and leasehold improvements related to the consolidation of certain offices in conjunction with our October 2003 restructuring program. Net cash used in investing for fiscal 2003 reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment. We expect that capital expenditures for the next 12 months will be approximately $3.0 million, primarily for the acquisition of computer hardware and software.

Net cash provided by financing activities for fiscal 2004 consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $1.0 million and $1.1 million, respectively. Net cash provided by financing activities for fiscal 2003 consists of our repurchases of common stock of $1.0 million, offset by the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $0.5 million and $1.0 million, respectively.

On January 21, 2003, our Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby we were authorized to repurchase up to $10.0 million of our common stock. Common stock repurchases under the Program were able to be made in the open market, through block trades or otherwise during the one year period that began on January 27, 2003. During fiscal 2004, we did not purchase or retire any shares of our common stock under the Program. Repurchases made under the Program during fiscal 2003, totaling approximately $1.0 million, were funded from available working capital. The Program terminated on January 26, 2004.

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

On August 4, 2004, we acquired Synchronicity for an aggregate purchase price of $4.4 million in cash and the issuance of approximately 2.3 million shares of our common stock. Additionally, we entered into a Registration Rights Agreement dated as of August 4, 2004 (the “Registration Rights Agreement”), providing that we will prepare and file a Registration Statement on Form S-3 (or such other appropriate form in accordance with the Registration Rights Agreement) to register such shares of our common stock on September 1, 2004 or as promptly as practicable thereafter. We used our available cash and cash equivalents to fund the $4.4 million in cash consideration. We currently do not have any other agreements for other acquisitions.

We currently anticipate that our current cash and cash equivalents and available credit facility will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund an expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. The issuance of approximately 2.3 million shares of our common stock pursuant to our acquisition of Synchronicity will result in additional dilution to our existing stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund an expansion of our business, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Commitments and Contractual Obligations

Our commitments and contractual obligations for which we guarantee or contract for a minimum amount of fees primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations for which we guarantee or have minimum fees due consisted of the following as of July 3, 2004:

(In thousands)	2005	2006	2007	2008	2009	Thereafter
Leases	$4,374	$3,692	$2,670	$2,311	$1,599	$2,028
Development agreements	2,200	—	—	—	—	—
Minimum royalty fees	160	225	—	—	—	—
Other contractual arrangements	133	—	—	—	—	—

	$6,867	$3,917	$2,670	$2,311	$1,599	$2,028

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our Consolidated Financial Statements as of July 3, 2004.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 3, 2004.

Income Taxes

As of July 3, 2004, we had available U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $142.8 million and $0.3 million of available U.S. federal and state tax credits to reduce future U.S. income taxes. These NOLs include deductions of approximately $8.5 million related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. The NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2005 through fiscal 2023, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

As of July 3, 2004, we also had NOL carryforwards in certain foreign countries aggregating $40.4 million that are also subject to certain limitations. These NOLs include deductions of approximately $10.7 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2005, if not utilized.

We do not provide U.S. taxes on our foreign subsidiaries’ undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Upon repatriation, we will provide the appropriate U.S. income taxes on these earnings.

Because of the uncertainty regarding our ability to use our United States and foreign NOLs and tax credit carryforwards, we have provided a full valuation allowance on these and all other deferred tax assets as of July 3, 2004.

Cautionary Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward looking statement should be considered in light of the factors discussed below.

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $16.2 million, $24.5 million and $28.7 million in fiscal 2004, 2003 and 2002, respectively. As of July 3, 2004, we had an accumulated deficit of approximately $99.4 million. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

The Uncertain Computer Software and Services Market and Worldwide Economic Conditions May Result in Decreased Revenues and Operating Losses

The revenue growth and profitability of our business depends on the overall demand for computer software and services, particularly in the market segments in which we compete. If the demand for computer software and services softens or fails to grow as a result of the uncertain economy, our revenues may decrease resulting in operating losses. In this uncertain economy, we may not be able to effectively maintain existing levels of software and service revenues, promote future growth in our software and services revenues or achieve or maintain profitability.

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

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software license and service revenues;

•	changes in the mix of the licensing of our Matrix PLM Platform, Business Process Applications and Enterprise Integration products;

•	the amount of royalty payments due to third-parties on our Business Process Applications and Enterprise Integration software products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators; and

•	the amount of training we provide to systems integrators and Alliance Partners related to our products and their implementation.

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

We Must Overcome Significant Challenges in Integrating Business Operations and Product Offerings to Realize the Benefits of our Recent Acquisition of Synchronicity

We will not achieve the anticipated benefits of our acquisition of Synchronicity unless we successfully combine and integrate the business operations and products of the two companies in a timely and effective manner. Integration will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties. Following the acquisition, we must operate with Synchronicity as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. We may experience substantial difficulties, costs and delays involved in the integration of the Synchronicity acquisition. These difficulties, costs and delays may include:

•	the difficulties of integrating international and domestic operations;

•	the disruption of our ongoing business and diversion of management resources;

•	an incompatibility of the business cultures;

•	the difficulty of incorporating acquired technology into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers due to integration of new personnel;

•	unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

We may not succeed in addressing these risks or any other problems encountered in connection with the integration of the acquisition. If we are not successful in integrating the Synchronicity acquisition, we may not realize the anticipated benefits of the acquisition and the market price of our common stock may decline.

We operate in a highly competitive environment, characterized by rapid technological change and evolution of standards and frequent new product introductions. To obtain the full potential benefits of the acquisition, we must promptly integrate our business operations, technology and product offerings. We cannot assure you that we will be able to integrate their technology offerings and operations quickly and smoothly. We may be required to spend additional time or money on integration that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the acquisition as well as harm our existing business.

Both MatrixOne and Synchronicity Have Incurred Significant Costs Associated With the Acquisition

We have incurred direct transaction costs associated with the acquisition, which will be included as a part of the total purchase cost for accounting purposes, and Synchronicity has also incurred direct transaction costs. We believe the combined entity may incur charges to operations in the first quarter of fiscal 2005 or the following quarters to reflect costs associated with integrating the two companies. We expect to record ongoing charges for the amortization of intangibles, consisting primarily of purchased technology and customer lists acquired in the acquisition. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

There May Be Sales of Substantial Amounts of Our Common Stock After the Synchronicity Acquisition Which Could Cause Our Stock Price to Fall

We issued approximately 2.3 million shares of our common stock as part of the aggregate purchase price to acquire Synchronicity, which we are contractually obligated to publicly register on September 1, 2004 or as promptly as practicable thereafter. A substantial number of shares of our common stock may be sold into the public market within a short period of time after the effectiveness of our registration statement to be filed pursuant to the Synchronicity acquisition. A sale of a large number of newly released shares of our common stock could therefore result in a sharp decline in the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock.

Future Acquisitions May Negatively Affect Our Ongoing Business Operations and Our Operating Results

We may further expand our operations or market presence by acquiring or investing in additional complementary businesses, products or technologies that complement our business, increase our market coverage, enhance our technical capabilities or otherwise offer opportunities for growth. These transactions create risks such as:

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

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our Matrix PLM Platform, Business Process Applications and Enterprise Integration products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our Business Process Applications and Enterprise Integration products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 41.1%, 35.6% and 33.9% of our total revenues for fiscal 2004, 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 28.4%, 26.9% and 23.7% of our expenses for fiscal 2004, 2003 and 2002, respectively, were from our foreign subsidiaries. At July 3, 2004 and June 28, 2003, approximately 21.7% and 18.7%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

Our Business May be Adversely Affected by Securities Class Action Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. The expense of defending and the outcome of pending and future shareholder litigation (including the New York securities litigation described above and in Legal Proceedings in Part 1, Item 3 of this Annual Report on Form 10-K) and the possible inadequacy of the Company’s insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $8.73 per share. During fiscal 2003, our stock price fluctuated between a low bid price of $1.78 per share and a high bid price of $7.36 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 41.1%, 35.6% and 33.9% of our total revenues for fiscal 2004, 2003 and 2002, respectively, were from our foreign subsidiaries. In addition, approximately 28.4%, 26.9% and 23.7% of our expenses for fiscal 2004, 2003 and 2002, respectively, were from our foreign subsidiaries. At July 3, 2004 and June 28, 2003, approximately 21.7% and 18.7%, respectively, of our total assets were located at our foreign subsidiaries.

We are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition (“translation risk”). Therefore, we are exposed to both foreign currency exchange risks and fluctuations in foreign currencies, along with economic and political instability in the foreign countries in which we operate, all of which could adversely impact our results of operations and financial condition. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease.

Our exposure to foreign currency exchange rate fluctuations also arises in part from the payment of intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in a currency other than the local currency and certain intercompany accounts receivable and intercompany accounts payable transactions designated for repayment. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At July 3, 2004, we there were no forward contracts outstanding.

We plan to continue our use of forward contracts and other instruments in the future to reduce our exposure to exchange rate fluctuations from accounts receivable and accounts payable denominated in a currency other than the local currency and certain intercompany accounts receivable and intercompany accounts payable transactions designated for repayment, and we may not be able to do this successfully. Accordingly, we may experience economic loss and a negative impact on our results of operations as a result of foreign currency exchange rate fluctuations. Also, as we continue to expand our operations outside of the United States, our exposure to fluctuations in currency exchange rates could increase.

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At July 3, 2004, we had $97.1 million, $9.2 million and $0.1 million invested in the United States, Continental Europe and England, respectively. At July 3, 2004, the weighted average interest rate on our investments was 1.12% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of MatrixOne, Inc. and the Report of Independent Auditors thereon are filed as a part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MatrixOne, Inc.:

We have audited the accompanying consolidated balance sheets of MatrixOne, Inc. as of July 3, 2004 and June 28, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule for each of the three years in the period ended July 3, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MatrixOne, Inc. as of July 3, 2004 and June 28, 2003 and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2004, in conformity with U.S. Generally Accepted Accounting Principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

July 29, 2004

MATRIXONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 3, 2004	June 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,414	$127,665
Accounts receivable, less allowance for doubtful accounts of $1,454 and $2,186	25,274	19,544
Prepaid expenses and other current assets	4,326	7,197

Total current assets	148,014	154,406
PROPERTY AND EQUIPMENT, NET	7,053	11,911
OTHER ASSETS	2,078	2,367

	$157,145	$168,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,561	$6,187
Accrued expenses	15,666	15,202
Deferred revenue	20,039	17,910

Total current liabilities	40,266	39,299

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 48,733 and 47,904 shares issued and outstanding	487	479
Additional paid-in capital	213,152	211,098
Deferred stock-based compensation	—	(567)
Accumulated deficit	(99,374)	(83,165)
Accumulated other comprehensive income	2,614	1,540

Total stockholders’ equity	116,879	129,385

	$157,145	$168,684

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
REVENUES:
Software license	$37,983	$41,079	$47,443
Service	71,100	68,329	74,020

Total revenues	109,083	109,408	121,463

COST OF REVENUES:
Software license	6,290	5,422	5,927
Service(1)	46,760	46,539	54,478

Total cost of revenues	53,050	51,961	60,405

Gross profit	56,033	57,447	61,058

OPERATING EXPENSES:
Selling and marketing(1)	36,951	41,589	48,166
Research and development(1)	22,889	25,049	25,374
General and administrative(1)	9,621	10,452	12,814
Stock-based compensation(1)	567	3,195	3,910
Restructuring charges	1,751	3,423	2,812
Asset impairment and disposal charges	1,680	—	—

Total operating expenses	73,459	83,708	93,076

Loss from operations	(17,426)	(26,261)	(32,018)

OTHER INCOME (EXPENSE):
Interest income	1,208	1,979	3,557
Other income (expense), net	191	(57)	(244)

Total other income	1,399	1,922	3,313

Loss before income taxes	(16,027)	(24,339)	(28,705)
PROVISION FOR INCOME TAXES	182	141	—

NET LOSS	$(16,209)	$(24,480)	$(28,705)

BASIC AND DILUTED NET LOSS PER SHARE:
Net loss	$(0.33)	$(0.52)	$(0.62)

Shares used in computing basic and diluted net loss per share	48,411	47,489	46,147

(1) The following summarizes the allocation of stock-based compensation:
Cost of service revenues	$172	$812	$968
Selling and marketing	165	868	1,136
Research and development	107	692	789
General and administrative	123	823	1,017

Total stock-based compensation	$567	$3,195	$3,910

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, JUNE 30, 2001	45,194	$452	$209,065	$(8,297)	$(29,980)		$(1,924)	$169,316
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	$2,339	2,339	2,339
Net loss	—	—	—	—	(28,705)	(28,705)	—	(28,705)

Comprehensive loss						$(26,366)

Stock option exercises	1,607	16	1,149	—	—		—	1,165
Purchases under employee stock purchase plan	229	2	1,063	—	—		—	1,065
Stock-based compensation	—	—	—	3,910	—		—	3,910
Reversal of stock-based compensation from stock option cancellations	—	—	(489)	489	—		—	—

BALANCE, JUNE 29, 2002	47,030	470	210,788	(3,898)	(58,685)		415	149,090
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	$1,125	1,125	1,125
Net loss	—	—	—	—	(24,480)	(24,480)	—	(24,480)

Comprehensive loss						$(23,355)

Stock option exercises	705	7	455	—	—		—	462
Purchases under employee stock purchase plan	469	5	1,024	—	—		—	1,029
Repurchase of common stock	(300)	(3)	(1,033)	—	—		—	(1,036)
Stock-based compensation	—	—	—	3,195	—		—	3,195
Reversal of stock-based compensation from stock option cancellations	—	—	(136)	136	—		—	—

BALANCE, JUNE 28, 2003	47,904	479	211,098	(567)	(83,165)		1,540	129,385
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	$1,074	1,074	1,074
Net loss	—	—	—	—	(16,209)	(16,209)	—	(16,209)

Comprehensive loss						$(15,135)

Stock option exercises	539	5	976	—	—		—	981
Purchases under employee stock purchase plan	290	3	1,078	—	—		—	1,081
Stock-based compensation	—	—	—	567	—		—	567

BALANCE, JULY 3, 2004	48,733	$487	$213,152	$—	$(99,374)		$2,614	$116,879

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,209)	$(24,480)	$(28,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,345	5,202	4,513
Asset impairment and disposal charges	1,680	—	—
Stock-based compensation	567	3,195	3,910
Provision for (reduction in) doubtful accounts	(730)	375	1,351
Changes in assets and liabilities:
Accounts receivable	(4,231)	17,100	7,279
Prepaid expenses and other current assets	2,990	985	(4,226)
Accounts payable	(1,735)	(4,623)	382
Accrued expenses	105	(6,279)	(1,256)
Deferred revenue	1,588	(3,275)	2,916

Net cash used in operating activities	(11,630)	(11,800)	(13,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,057)	(2,155)	(6,820)
Other assets	325	338	171

Net cash used in investing activities	(732)	(1,817)	(6,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	981	462	1,165
Proceeds from purchases of common stock under employee stock purchase plan	1,081	1,029	1,065
Repurchase of common stock	—	(1,036)	—

Net cash provided by financing activities	2,062	455	2,230

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,049	1,185	1,548

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,251)	(11,977)	(16,707)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127,665	139,642	156,349

CASH AND CASH EQUIVALENTS, END OF YEAR	$118,414	$127,665	$139,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$234	$378	$409

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1: Description of the Company and Summary of Significant Accounting Policies

Description of the Company

MatrixOne, Inc. (the “Company”) is a provider of collaborative product lifecycle management (“PLM”) solutions that enable companies from a broad range of industries to accelerate innovation and time to market and drive efficiencies into the product development processes by allowing for the collaborative development, building and management of their products. The Company licenses its software both directly to end users and through a network of domestic and international distributors. The Company generates its revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company has its headquarters in the United States (“U.S.”), with offices in Canada, England, France, Germany, Italy, Japan, Korea, Singapore, and the Netherlands and throughout the U.S.

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

Basis of Presentation and Principles of Consolidation

The Company operates on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. The fiscal quarter ended January 3, 2004 consisted of fourteen weeks, and the fiscal year ended July 3, 2004 consisted of 53 weeks. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of each subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity is translated at historical rates. Statements of operations transactions are translated at the rate on the date of the transaction or the average rate for the month if transaction specific information is not available. Cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income. During fiscal 2004, 2003 and 2002, the net effect of realized and unrealized foreign currency transaction gains and losses aggregated $261, $66 and $150, respectively, and were included in other income (expense), net.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Derivative Financial Instruments

The Company’s exposure to foreign currency exchange rate fluctuations arises in part from intercompany transactions. The Company’s intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and its foreign subsidiaries may also transact business in a currency other than the local currency.

The Company’s foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact the Company’s results of operations. The Company’s foreign currency hedging program is not designed, nor does the Company enter into foreign currency contracts, to mitigate translation risk. No derivative instruments utilized by the Company have been designated as hedging instruments. The Company uses forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes, and the Company only enters into forward contracts with highly rated financial institutions. At July 3, 2004 and June 28, 2003, there were no open forward contracts.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity, except stockholders’ investments and distributions, repurchases of common stock and deferred stock-based compensation.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company recognizes software license revenues upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable. For delivery over the Internet, the software license is considered delivered when the customer is provided access to the software files.

In accordance with the Company’s agreements with its value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license the Company’s software to its customers (“end users”). Therefore, the Company has no obligation to the Alliance Partner’s end users. Accordingly, the Company recognizes software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a noncancellable, binding written arrangement with the ultimate end user and delivery of the software to the Alliance Partner.

The Company recognizes revenue from software subscription arrangements ratably over the term of the contract on a straight-line basis. Fees from revenue sharing, royalty and subscriber arrangements with and through third-parties are recognized as revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs to expected labor costs. If conditions for acceptance are required, professional services revenues are recognized upon customer acceptance. The Company’s customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. The Company does not mark-up or add additional fees to the actual out-of-pocket expenses the Company incurs. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized using a concept of proportional performance based upon the ratio of direct labor costs to expected labor costs.

Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support fee is included in a software license fee, the Company allocates a portion of the software license fee to maintenance and customer support fees based on the renewal rate of maintenance and customer support fees.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents and accounts receivable. Concentration of credit risk with respect to cash and cash equivalents is limited because the Company deposits its cash in highly rated financial institutions in North America, Europe and Asia/Pacific and invests in diversified U.S. and international money market mutual funds. The Company only invests in highly rated commercial paper registered and traded in the U.S. and limits its investment in any one issuer to $5,000 and, therefore, believes credit risk related to its investments in commercial paper is limited. In addition, the Company believes there is no credit risk related to its investments in U.S. Treasury and agency securities. The Company’s investments in U.S. Treasury and agency securities and commercial paper have original maturity dates of 90 days or less, which further mitigates the Company’s exposure to credit risk.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. The Company maintains an allowance for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Allowance for Doubtful Accounts

The Company periodically assesses the collectibility of customer accounts receivable. The Company maintains an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, the Company considers customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. The Company also considers factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As a result of lower total revenues and accounts receivable and improvement in the aging of the Company’s accounts receivable and the days of our sales outstanding as compared to past fiscal periods, the Company revised its estimate of doubtful accounts and as a result decreased the allowance for doubtful accounts by $730 during fiscal 2004. The allowance for doubtful accounts was $1,454 and $2,186 at July 3, 2004 and June 28, 2003, respectively.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Prepaid Software License Fees

Prepaid software royalty fees, which are included in prepaid expenses and other current assets, are paid to third-party software developers under contractual arrangements for technology integrated into certain of the Company’s Business Process Applications and Enterprise Integration products. Amortization of prepaid software royalty fees commences when the software is available for general release. Prepaid software royalty fees are amortized and charged to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life of the software product, which is generally two or three years. Management regularly reviews the valuation of each prepaid software royalty fee in order to determine if events and circumstances may require a change in such valuation to reflect the estimated recoverable amount. Prepaid software royalty fees aggregated $640 and $3,565 at July 3, 2004 and June 28, 2003, respectively.

Due to the inability of two partners to successfully perform in accordance with the related product development agreements, during fiscal 2004 the Company terminated two product development agreements for certain Business Process Applications for which the Company had previously paid and capitalized prepaid software royalty fees. Accordingly, the Company recorded a charge to cost of software license revenues of $605.

Property and Equipment

Property and equipment are recorded at cost. Internal and external costs incurred to develop, implement and install computer software for internal use are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (computer equipment and software, two to five years; furniture and fixtures, three to 10 years; office equipment, three to five years; leasehold improvements, shorter of useful life or remaining lease term). Maintenance and repair expenditures are charged to operations when incurred, and additions and improvements are capitalized. The Company reviews its property and equipment whenever events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of these assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Net losses on disposals and impairment of property and equipment are included in other income (expense), net and were $83 and $309 during fiscal 2004 and fiscal 2002, respectively, and were not material during fiscal 2003.

In conjunction with the October 2003 restructuring program (Note 3), the Company evaluated the recoverability of certain of its assets. Based on this evaluation, the Company determined that certain capitalized software would not be recoverable due to the Company’s inability to utilize and maintain this software as a result of the termination of certain operational and technical personnel and the reorganization of certain departments. Accordingly, the Company recorded an asset impairment charge of $1,209, which represented the net book value of this software as of the evaluation date. In addition, in conjunction with the closure and consolidation of certain office facilities, the Company abandoned or disposed of certain office equipment and leasehold improvements that could not be transferred to or used by the remaining offices and recorded an asset abandonment and disposal charge of $471, which represented the net book value of these assets on the date of the abandonment or disposal.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Software License and Professional Services Warranty

The Company generally provides a 90 day warranty on its software products. The Company’s software products are generally warranted to perform in all material aspects as described in the applicable software product documentation and the media in which the software is delivered is warranted to be free of defects in materials and workmanship under normal use. To date, software product warranty expense has not been material.

The Company’s professional services are generally warranted to be performed in a workmanlike manner. In the event the customer requests the work be corrected, the Company generally will provide these additional professional services at no charge to comply with its warranty obligations and to ensure customer satisfaction. The Company estimates its professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If the Company’s actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. The Company primarily satisfies its warranty obligations by providing in-kind services.

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

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. The Company records stock-based compensation issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no stock-based compensation expense was recorded pursuant to stock options granted during the periods presented.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
NET LOSS:
Net loss, as reported	$(16,209)	$(24,480)	$(28,705)
Exclude: Stock-based compensation expense included in net loss	567	3,195	3,910
Include: Stock-based compensation expense using the fair value method	(17,512)	(17,449)	(17,157)

Pro forma net loss	$(33,154)	$(38,734)	$(41,952)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported	$(0.33)	$(0.52)	$(0.62)
Pro forma	$(0.68)	$(0.82)	$(0.91)

Refer to Note 8 for additional information relating to the Company’s stock option plans and the fair value of the Company’s stock options.

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

Potentially dilutive common stock options and warrants aggregating 10,321, 7,523 and 10,279 for fiscal 2004, 2003, and 2002, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 2: Details of Financial Statement Components

	As of
	July 4, 2004	June 28, 2003
CASH AND CASH EQUIVALENTS:
Cash	$11,956	$8,535
U.S. Treasury and agency securities	59,949	32,027
Money market mutual funds	46,509	87,103

	$118,414	$127,665

PROPERTY AND EQUIPMENT, NET:
Computer equipment and software	$11,961	$14,612
Furniture and fixtures	2,923	3,403
Leasehold improvements	4,229	4,974
Office equipment	1,291	1,264

	20,404	24,253
Accumulated depreciation	(13,351)	(12,342)

	$7,053	$11,911

ACCRUED EXPENSES:
Compensation	$10,115	$8,288
Royalties	1,811	2,470
Taxes	1,406	1,513
Professional Services	1,087	652
Warranty	762	919
Other	393	621
Restructuring	92	739

	$15,666	$15,202

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The October 2003 restructuring program included a reduction in workforce of 45 employees, consisting of 10 employees in cost of service revenues, 16 employees in selling and marketing, 13 employees in research and development and six employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs. These severed employees were not required to render service in order to receive termination benefits and were not required to render service beyond the minimum retention period.

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

The significant components of the October 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of July 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Restructuring charges – fiscal 2004	$1,304	$508	$1,812
Non-cash adjustments – fiscal 2004	(99)	(15)	(114)

Adjusted restructuring charges	1,205	493	1,698
Cash payments – fiscal 2004	(1,205)	(493)	(1,698)

Accrual balance as of July 3, 2004	$—	$—	$—

April 2003 Restructuring Program

In April 2003, we reorganized certain of our operations to reduce expenses and to better align our management structure with our strategic initiatives (the “April 2003 restructuring program”). The April 2003 restructuring program consisted of the elimination of certain positions within the Company, primarily at the Vice President and Director level.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The April 2003 restructuring program included a reduction in workforce of 13 employees, consisting of seven employees in selling and marketing, four employees in research and development and two employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of July 3, 2004 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(259)
Non-cash adjustments – fiscal 2004	95

Accrual balance as of July 3, 2004	$92

The non-cash adjustments during fiscal 2004 reflect additional employee severance related costs. The April 2003 restructuring program was substantially completed during fiscal 2003, and the remaining cash payments are expected to be made through December 31, 2004

October 2002 Restructuring Program

As a result of continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2002 we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “October 2002 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations, a reduction in the use of independent contractors across all functions and locations and the closure of excess facilities.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The significant components of the October 2002 restructuring program and the related charges, non-cash adjustments, cash payments and the remaining accrual as of July 3, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Total
Restructuring charges – fiscal 2003	$3,348	$452	$3,800
Non-cash adjustments – fiscal 2003	(520)	(135)	(655)

Adjusted restructuring charges – fiscal 2003	2,828	317	3,145
Cash payments – fiscal 2003	(2,464)	(198)	(2,662)

Accrual balance as of June 28, 2003	364	119	483
Cash payments – fiscal 2004	(384)	(57)	(441)
Non-cash adjustments – fiscal 2004	20	(62)	(42)

Accrual balance as of July 3, 2004	$—	$—	$—

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

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

The significant components of the October 2001 restructuring program and related charges, non-cash adjustments, cash payments and the remaining accrual as of June 28, 2003 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Leases	Contract Terminations	Total
Restructuring charges – fiscal 2002	$2,466	$514	$222	$3,202
Non-cash adjustments – fiscal 2002	(85)	(184)	(121)	(390)

Adjusted restructuring charges – fiscal 2002	2,381	330	101	2,812
Cash payments – fiscal 2002	(1,726)	(306)	(101)	(2,133)

Accrual balance as of June 29, 2002	655	24	—	679
Non-cash adjustments – fiscal 2003	(273)	30	—	(243)
Cash payments – fiscal 2003	(382)	(54)	—	(436)

Accrual balance as of June 28, 2003	$—	$—	$—	$—

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

	July 3, 2004	June 28, 2003
Beginning accrual balance	$919	$1,060
Net provisions for warranty charged to cost of services	974	2,925
Payments made (in kind or in cash)	(1,131)	(3,066)

Ending accrual balance	$762	$919

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 5: Income Taxes

The following is the geographic pretax loss:

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
United States	$(10,938)	$(14,825)	$(20,929)
Foreign	(5,089)	(9,514)	(7,776)

	$(16,027)	$(24,339)	$(28,705)

During fiscal 2004 and fiscal 2003, the Company recorded provisions for income taxes of $182 and $141, respectively, primarily consisting of current U.S. federal, state and foreign taxes. No provision for income taxes was recorded in fiscal 2002 due to reported net losses.

At July 3, 2004, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards and tax credits of approximately $142,792 and $274, respectively, to reduce future U.S. income taxes. These NOLs include deductions of approximately $8,499 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These U.S. federal and state NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2005 through fiscal 2023, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

At July 3, 2004, the Company also had NOLs in certain foreign countries aggregating approximately $40,384 that are also subject to certain limitations. These NOLs include deductions of approximately $10,667 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2005, if not utilized.

The Company does not provide U.S. taxes on its foreign subsidiaries’ undistributed earnings as they are deemed to be permanently reinvested outside the U.S. Upon repatriation, the Company will provide the appropriate U.S. income taxes on these earnings.

The Company has recorded a valuation allowance against its deferred tax assets due to the fact it is more likely than not that these deferred tax assets will not be realized. Management regularly evaluates the realizability of its deferred tax assets and may adjust the valuation allowance based on such analysis.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The components of the deferred tax asset are as follows:

	As of
	July 3, 2004	June 28, 2003
Net operating loss carryforwards	$49,723	$44,563
Deferred revenue	494	700
Accrued liabilities	612	712
Allowance for doubtful accounts	530	783
Depreciation	1,612	240
Stock compensation	250	334
Tax credits	274	274
Other	170	338

Total deferred tax assets	53,665	47,944
Valuation allowance	(53,665)	(47,944)

Net deferred tax asset	$—	$—

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	July 3, 2004	June 28, 2003	June 29, 2002
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax, net of federal tax benefit	(1.7)	(0.7)	(2.3)
Foreign tax rate differential	0.6	(1.7)	(3.9)
Change in foreign tax rates	—	9.4	—
Nondeductible stock compensation expense	(2.7)	4.6	3.3
Other nondeductible expenses	1.6	1.3	1.4
Provision for valuation allowance	37.2	22.1	36.5

	—%	—%	—%

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 6: Line of Credit and Debt

On December 23, 2003, the Company amended its $10,000 line of credit to extend the term of the agreement through December 26, 2004. The line of credit bears interest at the bank’s prime rate (4.25% at July 3, 2004) plus 0.5% per annum on any outstanding balances. The Company did not have any borrowings outstanding under its line of credit as of July 3, 2004 and June 28, 2003. The line of credit prohibits the payment of cash dividends on the Company’s common stock.

Note 7: Commitments and Contingencies

Commitments

The Company leases its facilities, automobiles and certain office equipment under various operating leases that expire through fiscal 2011. Certain of the facility leases require the Company to pay its proportionate share of building expenses and provide the Company with the option to renew its lease for an extended period. Aggregate rental expense under operating leases was approximately $4,834, $5,164 and $5,293 for fiscal 2004, 2003 and 2002, respectively.

Future minimum lease commitments, by fiscal year, as of July 3, 2004 are as follows:

Fiscal Year	Facilities	Autos and Equipment	Total
2005	$3,748	$626	$4,374
2006	3,313	379	3,692
2007	2,490	180	2,670
2008	2,288	23	2,311
2009	1,599	—	1,599
Thereafter	2,028	—	2,028

	$15,466	$1,208	$16,674

In connection with certain product development agreements with third-party software developers for technology integrated into certain Business Process Applications and Enterprise Integration products, the Company is required to pay prepaid software license fees and development fees. Prepaid software license fees and development fees due under these contracts aggregated $385 and $2,200, respectively, at July 3, 2004 and will be paid through January 2006. The Company also enters into contractual arrangements with certain of its vendors. The guaranteed amounts due under these contractual arrangements aggregates $133 and are expected to be paid in varying amounts through June 30, 2005.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Contingencies

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names as defendants the Company, two of its officers, and certain underwriters involved in the Company’s initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of the Company’s common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that the Company’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company’s IPO underwriters in allocating shares in the Company’s IPO to the underwriters’ customers. The action seeks damages, fees and costs associated with the litigation, and interest. The Company and its officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, the Company’s two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by the Company, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted the Company’s motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied the Company’s motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The parties to the proposed settlement have drafted formal settlement documents and requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. If preliminary Court approval is obtained, notice of the proposed settlement will be sent to the class members, and a motion will then be made for final Court approval of the proposed settlement. Consummation of the proposed settlement remains conditioned upon, among other things, receipt of both preliminary and final Court approval. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

The Company is from time to time a party to various other legal proceedings arising in the ordinary course of business. Management believes that the outcomes of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of July 3, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 8: Stockholders’ Equity

Common Stock

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company was authorized to repurchase up to $10,000 of its common stock, $0.01 par value per share. Any common stock repurchases under the Program were able to be made over the one year period that began on January 27, 2003 and were able to be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. During fiscal 2004, the Company did not purchase or retire any shares of its common stock under the Program. During fiscal 2003, the Company purchased and retired 300 shares of its common stock under the Program at an aggregate cost of $1,036. The Program terminated on January 26, 2004.

2000 Employee Stock Purchase Plan

In December 1999, the Board adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) to be effective upon the completion of the Company’s IPO. The Company has reserved a total of 1,350 shares of common stock for issuance under the Purchase Plan. On November 7, 2003, the stockholders of the Company approved an amendment to the Purchase Plan to increase the number of shares of common stock that may be issued pursuant to the Purchase Plan by 650 shares to 2,000 shares of common stock in the aggregate. Eligible employees may purchase common stock under the Purchase Plan at 85% of the lesser of the average market price of the Company’s common stock on the first or last day of the applicable six month payment period. During fiscal 2004, 2003 and 2002, 290 shares, 469 shares and 229 shares, respectively, of common stock were purchased under the Purchase Plan.

Stock Option Plans

In January 2000, the Board adopted the 1999 Plan to be effective upon the completion of the Company’s IPO. In each year from fiscal 2001 through fiscal 2004, the 1999 Plan has been amended to thereby increasing the number of shares of common stock issuable over the term of the 1999 Plan from 1,500 shares to 8,000 shares of common stock in the aggregate.

The 1999 Plan provides for the granting of incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. Options may be granted at not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board.

In fiscal 1996, the Company adopted the 1996 Plan and reserved 13,950 shares of the Company’s common stock for issuance. The 1996 Plan provides for the granting of incentive stock options, nonqualified stock options and other stock rights. Options may be granted at not less than the fair market value of the Company’s common stock on the date of grant, as determined by the Board.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Options granted under the 1999, 1996 and 1987 Plans generally vest over four years, except as noted below, and expire no later than ten years from the date of the grant. There were 2,505 shares available for future grant under the 1999 and 1996 Plans as of July 3, 2004.

On February 3, 2003, the Company announced that the Board approved a voluntary stock option exchange program (the “option exchange program”). The option exchange program provided eligible holders of outstanding, unexercised options to purchase shares of the Company’s common stock issued pursuant to the 1996 Plan and the 1999 Plan with an exercise price of at least $5.00 per share the opportunity to tender such options in exchange for new replacement options. The ratios of new replacement options to options tendered pursuant to the option exchange program were as follows: 4 for 5 for options with exercise prices of $5.00 to $9.99; 3 for 5 for options with exercise prices of $10.00 to $19.99; and 2 for 5 for options with exercise prices of $20.00 or more. Members of the Company’s Board and the Company’s executive officers were not eligible to participate in the option exchange program. Options to purchase approximately 2,597 shares of the Company’s common stock were tendered and cancelled on March 6, 2003 pursuant to the option exchange program, and the Company granted new replacement options to purchase an aggregate of approximately 1,216 shares of its common stock at an exercise price of $5.92 per share on September 8, 2003 in exchange for the tendered and cancelled options. The new replacement options had an exercise price equal to the fair market value of the Company’s common stock on the date the new replacement options were granted and vest quarterly over a 30-month period. Accordingly, the Company did not record any stock-based compensation expense as a result of the option exchange program.

The following is a summary of the status of the Company’s stock options as of July 3, 2004, June 28, 2003 and June 29, 2002 and the stock option activity for all stock option plans during the years ending on those dates:

	July 3, 2004		June 28, 2003		June 29, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
OUTSTANDING:
Beginning balance	7,523	$6.54	10,279	$10.25	9,248	$8.60
Granted	4,314	$6.21	2,200	$5.70	3,706	$11.02
Exercised	(539)	$1.82	(705)	$0.66	(1,607)	$0.73
Canceled	(771)	$8.76	(4,251)	$15.94	(1,068)	$12.98

Ending balance	10,527	$6.49	7,523	$6.54	10,279	$10.25

EXERCISABLE	6,056	$6.23	4,969	$5.22	4,986	$6.63

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Information regarding options outstanding as of July 3, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.33 - $ 0.44	2,406	3.48	$0.44	2,406	$0.44
$ 1.11 - $ 3.31	882	6.24	$1.81	671	$1.34
$ 3.33 - $ 5.72	807	8.02	$4.87	461	$4.65
$ 5.80 - $ 5.92	2,835	9.06	$5.92	697	$5.92
$ 5.98 - $ 7.00	1,166	8.35	$6.86	433	$6.94
$ 7.02 - $11.80	1,091	8.44	$7.96	328	$8.30
$ 12.06 - $23.29	903	6.75	$13.68	653	$13.72
$ 27.56 - $42.00	437	6.15	$36.41	407	$36.41

	10,527	7.01	$6.49	6,056	$6.23

In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $13,574 and $4,080 in fiscal 2000 and fiscal 1999, respectively. Deferred stock-based compensation represents the difference between the option price and the deemed fair value of the Company’s common stock on the date of grant and is reported as stock-based compensation, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations ratably over the vesting period of the options, which is generally four years. Stock-based compensation was $567, $3,195 and $3,910 for fiscal 2004, 2003 and 2002, respectively.

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

The fair value of options granted in fiscal 2004, 2003 and 2002 have been determined using the Black-Scholes option pricing model and the following assumptions:

Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Risk-free interest rate	2.40 – 3.48%	1.89 – 3.41%	3.53 – 4.54%
Expected dividend yield	None	None	None
Expected lives	4 years	4 years	4 years
Expected volatility	90-120%	120%	110%

The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 were $4.74, $4.48 and $8.03 per share, respectively.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 9: Employee Benefit Plans

Eligible employees of the Company’s U.S. operations may elect to participate in the Company’s 401(k) plan. The Company does not make contributions to the 401(k) plan. Employees of certain of the Company’s subsidiaries are provided with savings plans to which the Company and the employee contribute. The Company’s contributions to these plans aggregated $363, $240 and $195 in fiscal 2004, 2003 and 2002, respectively.

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

Revenues, including exports in such regions, and property and equipment by significant geographic region are as follows:

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
REVENUES:
North America	$57,591	$63,655	$75,748

Europe	38,688	28,732	31,135
Japan	9,197	11,381	11,851
Asia/Pacific (excluding Japan)	3,607	5,640	2,729

Total international	51,492	45,753	45,715

	$109,083	$109,408	$121,463

The Company reports revenue in the geographic region of the customer at the time of the license. However, the customer may deploy licenses in other geographic regions.

	As of
	July 3, 2004	June 28, 2003
PROPERTY AND EQUIPMENT, NET:
North America	$6,216	$10,727

Europe	650	929
Japan	158	205
Asia/Pacific (excluding Japan)	29	50

Total international	837	1,184

	$7,053	$11,911

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The Company’s software products are primarily classified into three categories as set forth below. The software license revenues related to these software products are as follows.

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Matrix PLM Platform	$16,973	$18,051	$29,723
Business Process Applications	16,884	18,729	12,048
Enterprise Integrations	4,126	4,299	5,672

Total	$37,983	$41,079	$47,443

No one customer accounted for more than 10% of the Company’s total revenues during fiscal 2004, 2003 or fiscal 2002.

Note 11: Subsequent Events

On August 4, 2004, the Company acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry, for an aggregate purchase price of $4,400 in cash and the issuance of approximately 2,300 shares of the Company’s common stock. Additionally, the Company entered into a Registration Rights Agreement dated as of August 4, 2004 (the “Registration Rights Agreement”), providing that the Company will prepare and file a Registration Statement on Form S-3 (or such other appropriate form in accordance with the Registration Rights Agreement) to register such shares of the Company’s common stock on September 1, 2004 or as promptly as practicable thereafter. The Company used its available cash and cash equivalents to fund the $4,400 in cash consideration.

The Company is currently finalizing its integration plan pursuant to the acquisition of Synchronicity, which is expected to result in the termination of certain employees of Synchronicity and the closure of certain Synchronicity facilities. In addition, the Company has engaged an independent valuation firm to assist in estimating the value of certain liabilities and identifiable intangible assets. The Company does not expect to finalize its integration plan or receive a final valuation report until the latter part of September 2004. Based on the Company’s preliminary estimates, a significant portion of the acquisition price is expected to be allocated to goodwill and certain identifiable intangible assets. This preliminary estimate is subject to change once both the Company’s integration plan and valuation report are finalized.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 12: Quarterly Financial Information (unaudited)

	Year Ended July 3, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$23,241	$26,869	$28,958	$30,015	$109,083
Gross profit	$10,671	$13,145	$15,309	$16,908	$56,033
Net income (loss)	$(6,688)	$(7,151)	$(2,811)	$441	$(16,209)
Basic net income (loss) per share	$(0.14)	$(0.15)	$(0.06)	$0.01	$(0.33)
Diluted net income (loss) per share	$(0.14)	$(0.15)	$(0.06)	$0.01	$(0.33)
Shares used in computing basic net income (loss) per share	47,953	48,210	48,394	48,596	48,411
Shares used in computing diluted net income (loss) per share	47,953	48,210	48,394	51,445	48,411

	Year Ended June 28, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$31,124	$28,018	$24,001	$26,265	$109,408
Gross profit	$16,205	$15,846	$11,906	$13,490	$57,447
Net loss	$(6,142)	$(9,384)	$(5,268)	$(3,686)	$(24,480)
Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.11)	$(0.08)	$(0.52)
Shares used in computing basic and diluted net loss per share	47,075	47,451	47,681	47,750	47,489

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

As of July 3, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Internal controls over financial reporting are procedures designed with the objective of providing reasonable assurance that our transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None

PART III

Anything herein to the contrary notwithstanding, in no event are the sections entitled “Stock Performance Graph”, “Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from the Company’s definitive proxy statement (the “2004 Definitive Proxy Statement”) for the Company’s 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of MatrixOne, Inc.’s fiscal year ended July 3, 2004.

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the directors and executive officers of the Company is incorporated by reference herein from the information contained in the section entitled “Occupations of Directors and Executive Officers” in the 2004 Definitive Proxy Statement.

The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Definitive Proxy Statement.

ITEM 11:	EXECUTIVE COMPENSATION

Certain information concerning executive compensation is incorporated herein by reference from the information contained in the section entitled “Compensation and Other Information Concerning Directors and Officers” in the 2004 Definitive Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Definitive Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information concerning certain relationships and related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the 2004 Definitive Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information concerning certain principal accountant fees and services is incorporated herein by reference from the information contained in the section entitled “Accounting Fees” in the 2004 Definitive Proxy Statement.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003

Consolidated Statements of Operations for the years ended July 3, 2004, June 28, 2003 and June 29, 2002

Consolidated Statements of Stockholders’ Equity for the years ended July 3, 2004, June 28, 2003 and June 29, 2002

Consolidated Statements of Cash Flows for the years ended July 3, 2004, June 28, 2003 and June 29, 2002

Notes to Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of MatrixOne, Inc. for each of the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto of MatrixOne, Inc.

Page Number
Schedule II-Valuation and Qualifying Accounts and Reserves	S-II

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(3)	INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated By-laws

4.1(1)	Specimen certificate representing the common stock

10.1(1)	Amended and Restated 1987 Stock Option Plan

10.2(1)	2000 Employee Stock Purchase Plan

10.3(1)	Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998

10.4(1)	Amendment No. 1 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 26, 1991

10.5(1)	Amendment No. 2 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of August 19, 1991

10.6(1)	Amendment No. 3 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 1, 1997

10.7(1)	Amendment No. 4 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 17, 1999

10.8(1)	Amended and Restated Stockholders Agreement by and among the Company and the stockholders listed therein dated as of June 17, 1999

10.9(1)	Office Lease by and between the Company and New Boston Chelmsford Limited Partnership dated March 2, 1994

10.10(1)	Loan and Security Agreement between the Company and Silicon Valley Bank dated as of December 29, 1998

10.11(1)(*)	Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999

10.12(1)	Agreement between the Company and Oracle Corporation dated as of May 22, 1996

10.13(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of September 28, 1999

10.14(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 28, 1999

10.15(4)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of August 18, 2000

10.16(5)(*)	Employment Agreement dated November 1, 2000 between the Company and Mark F. O’Connell

10.17(6)	Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

10.18(6)	Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank

10.19(7)	Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001

10.20(8)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 29, 2001

10.21(9)(*)	Letter agreement dated June 21, 2002 between the Company and John Fleming

10.22(10)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.23(11)	Third Amended and Restated 1996 Stock Plan

10.24(11)	Amended and Restated 1999 Stock Plan

10.25(12)(*)	Letter agreement dated April 15, 2003 between the Company and Janet Heppner-Jones

10.26(13)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 23, 2003

10.27(13)(*)	Employment Agreement between the Company and Mark F. O’Connell dated as of October 21, 2003

10.28(13)(*)	Employment Letter between the Company and Sam Zawaideh dated as of November 3, 2003

10.29(13)(*)	Employment Letter between the Company and Mike Segal dated as of November 6, 2003

10.30(13)(*)	Employment Letter between the Company and John Fleming dated as of November 5, 2003

10.31(13)(*)	Employment Letter between the Company and Janet Heppner-Jones dated as of November 1, 2003

10.32(13)(*)	Employment Letter between the Company and David McNelis dated as of November 7, 2003

10.33(14)(*)	Employment Letter between the Company and David DeMaria dated as of March 25, 2004

10.34(14)(*)	Employment Letter between the Company and David DeMaria dated as of April 1, 2004

10.35(14)(*)	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.36(14)(*)	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.37(15)	Agreement and Plan of Merger by and among the Company, MatrixOne International, Inc., Insync Merger Corporation, Synchronicity Software, Inc., the noteholders and certain stockholders of Synchronicity Software, Inc. and James Furnivall as the representative, dated as of June 4, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (see page 84)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-92731).

(2)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-66458).

(3)	Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8 (File No. 333-81176).

(4)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended July 1, 2000.

(5)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.

(7)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2001.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.

(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(11)	Incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481).

(12)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 28, 2003.

(13)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 3, 2004.

(14)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004.

(15)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 7, 2004.

(*)	Indicates a management contract or any compensatory plan, contract or arrangement.

(b)	EXHIBITS

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

(c)	FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIXONE, INC.
Date: August 27, 2004

	By:	/s/ MARK F. O’CONNELL
Mark F. O’Connell
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of MatrixOne, Inc. hereby constitute and appoint Mark F. O’Connell and Gary D. Hall, and each of them singly, with full power of substitution, our true and lawful attorneys-in-fact and agents to sign for us in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Mark F. O’Connell Mark F. O’Connell	President, Chief Executive Officer and Director (principal executive officer)	August 27, 2004

/s/ Gary D. Hall Gary D. Hall	Acting Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 27, 2004

/s/ Gregory R. Beecher Gregory R. Beecher	Director	August 27, 2004

/s/ W. Patrick Decker W. Patrick Decker	Director	August 27, 2004

/s/ Daniel J. Holland Daniel J. Holland	Director	August 27, 2004

/s/ Charles R. Stuckey, Jr. Charles R. Stuckey, Jr.	Director	August 27, 2004

Schedule II

MATRIXONE, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
July 3, 2004	$2,186	$(730	)(1)	$—	$(2)	$1,454
June 28, 2003	$2,371	$375		$—	$(560)	$2,186
June 29, 2002	$1,387	$1,351		$—	$(367)	$2,371

(1)	Amount represents a revision of an estimate reducing the allowance for doubtful accounts.

S-II

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated By-laws

4.1(1)	Specimen certificate representing the common stock

10.1(1)	Amended and Restated 1987 Stock Option Plan

10.2(1)	2000 Employee Stock Purchase Plan

10.3(1)	Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 11, 1998

10.4(1)	Amendment No. 1 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 26, 1991

10.5(1)	Amendment No. 2 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of August 19, 1991

10.6(1)	Amendment No. 3 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of October 1, 1997

10.7(1)	Amendment No. 4 to Amended and Restated Registration Rights, Restricted Stock and Stock Option Agreement by and among the Company and certain stockholders of the Company dated as of June 17, 1999

10.8(1)	Amended and Restated Stockholders Agreement by and among the Company and the stockholders listed therein dated as of June 17, 1999

10.9(1)	Office Lease by and between the Company and New Boston Chelmsford Limited Partnership dated March 2, 1994

10.10(1)	Loan and Security Agreement between the Company and Silicon Valley Bank dated as of December 29, 1998

10.11(1)(*)	Letter Agreement between the Company and Maurice L. Castonguay dated as of January 11, 1999

10.12(1)	Agreement between the Company and Oracle Corporation dated as of May 22, 1996

10.13(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of September 28, 1999

10.14(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 28, 1999

10.15(4)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of August 18, 2000

10.16(5)(*)	Employment Agreement dated November 1, 2000 between the Company and Mark F. O’Connell

10.17(6)	Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

10.18(6)	Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank

10.19(7)	Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001

10.20(8)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 29, 2001

10.21(9)(*)	Letter agreement dated June 21, 2002 between the Company and John Fleming

10.22(10)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.23(11)	Third Amended and Restated 1996 Stock Plan

10.24(11)	Amended and Restated 1999 Stock Plan

10.25(12)(*)	Letter agreement dated April 15, 2003 between the Company and Janet Heppner-Jones

10.26(12)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 23, 2003

10.27(13)(*)	Employment Agreement between the Company and Mark F. O’Connell dated as of October 21, 2003

10.28(13)(*)	Employment Letter between the Company and Sam Zawaideh dated as of November 3, 2003

10.29(13)(*)	Employment Letter between the Company and Mike Segal dated as of November 6, 2003

10.30(13)(*)	Employment Letter between the Company and John Fleming dated as of November 5, 2003

10.31(13)(*)	Employment Letter between the Company and Janet Heppner-Jones dated as of November 1, 2003

10.32(13)(*)	Employment Letter between the Company and David McNelis dated as of November 7, 2003

10.33(14)(*)	Employment Letter between the Company and David DeMaria dated as of March 25, 2004

10.34(14)(*)	Employment Letter between the Company and David DeMaria dated as of April 1, 2004

10.35(14)(*)	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.36(14)(*)	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.37(15)	Agreement and Plan of Merger by and among the Company, MatrixOne International, Inc., Insync Merger Corporation, Synchronicity Software, Inc., the noteholders and certain stockholders of Synchronicity Software, Inc. and James Furnivall as the representative, dated as of June 4, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.2	Power of Attorney (see page 84)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-92731).

(2)	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-66458).

(3)	Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8 (File No. 333-81176).

(4)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended July 1, 2000.

(5)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.

(7)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

(8)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2001.

(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 29, 2002.

(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(11)	Incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481).

(12)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 28, 2003.

(13)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 3, 2004.

(14)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004.

(15)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 7, 2004.

(*)	Indicates a management contract or any compensatory plan, contract or arrangement.