Form 10-Q
period 2004-10-02
MATRIXONE INC
filed 2004-11-10
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

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

As of November 5, 2004, there were 51,347,971 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 2, 2004

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 2, 2004	July 3, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,879	$118,414
Accounts receivable, less allowance for doubtful accounts of $1,457 and $1,454	25,224	25,274
Prepaid expenses and other current assets	4,752	4,326

Total current assets	138,855	148,014
PROPERTY AND EQUIPMENT, NET	6,841	7,053
GOODWILL	10,252	—
OTHER INTANGIBLE ASSETS, NET	8,377	—
OTHER ASSETS	2,349	2,078

	$166,674	$157,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,601	$4,561
Accrued expenses	16,047	15,666
Deferred revenue	18,442	20,039

Total current liabilities	39,090	40,266

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 51,194 and 48,733 shares issued and outstanding	512	487
Additional paid-in capital	225,510	213,152
Accumulated deficit	(101,312)	(99,374)
Accumulated other comprehensive income	2,874	2,614

Total stockholders’ equity	127,584	116,879

	$166,674	$157,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 2, 2004	September 27, 2003
REVENUES:
Software license	$11,401	$6,114
Service	18,215	17,127

Total revenues	29,616	23,241

COST OF REVENUES:
Software license	1,110	1,536
Amortization of purchased technology	133	—
Service (1)	11,647	11,034

Total cost of revenues	12,890	12,570

GROSS PROFIT	16,726	10,671

OPERATING EXPENSES:
Selling and marketing (1)	9,804	8,929
Research and development (1)	6,281	6,004
General and administrative (1)	2,791	2,309
Amortization of intangible assets	70	—
Stock-based compensation (1)	—	379

Total operating expenses	18,946	17,621

LOSS FROM OPERATIONS	(2,220)	(6,950)

OTHER INCOME (EXPENSE)
Interest income	350	310
Other (expense) income, net	(17)	5

Total other income (expense), net	333	315

LOSS BEFORE INCOME TAXES	(1,887)	(6,635)
PROVISION FOR INCOME TAXES	51	53

NET LOSS	$(1,938)	$(6,688)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.14)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	50,295	47,953

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$—	$108
Selling and marketing	—	101
Research and development	—	81
General and administrative	—	89

Total stock-based compensation	$—	$379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 2, 2004	September 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,938)	$(6,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	798	1,309
Amortization of purchased technology and intangible assets	203	—
Stock-based compensation	—	379
Provision for (reduction in) doubtful accounts	—	(248)
Changes in assets and liabilities, net of business combination:
Accounts receivable	3,435	50
Prepaid expenses and other current assets	(337)	474
Accounts payable	(555)	(471)
Accrued expenses	(949)	(306)
Deferred revenues	(3,808)	408

Net cash used in operating activities	(3,151)	(5,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(380)	(265)
Other assets	(126)	(1,287)
Cash paid for business combination, net of cash acquired of $790	(4,658)	—

Net cash used in investing activities	(5,164)	(1,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	(1,512)	—
Proceeds from stock option exercises	77	99

Net cash provided by (used in) financing activities	(1,435)	99

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	215	396

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,535)	(6,150)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,414	127,665

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,879	$121,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$54	$70

Issuance of common stock in business combination	$12,371	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three month period ended October 2, 2004 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 2, 2005.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, valuation of deferred tax assets, business combinations, valuation of goodwill and acquired intangible assets, and software license and professional services warranty.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company primarily provides the following four types of software license arrangements:

•	Perpetual software license – the Company recognizes software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Two year or more time-based license – the Company recognizes software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Less than two year time-based license – the Company recognizes software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since the Company does not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – the Company recognizes revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. For delivery over the Internet, the software license is considered delivered when the customer is provided access to the software files.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Maintenance and customer support fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support fee is included in a software license fee, a portion of the software license fee is allocated to maintenance and customer support fees based on the renewal rate of maintenance and customer support fees.

Goodwill and Other Intangible Assets

Intangible assets consist of acquired technology, customer relationships, trademarks and trade names acquired through business combinations and the values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Concentrations of Credit Risk and Significant Customers

No one customer represented more than 10% of the Company’s total revenues or accounts receivable for and as of the three months ended October 2, 2004. One customer represented 11.1% of the Company’s total revenues for the three months ended September 27, 2003 and 16.5% of the Company’s accounts receivable as of September 27, 2003.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The fair value of stock options granted during the periods indicated have been determined using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended
	October 2, 2004	September 27, 2003
Risk-free interest rate	3.14 – 3.37%	2.40 – 2.91%
Expected dividend yield	None	None
Expected life	3-4 Years	4 Years
Expected volatility	90%	120%

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended
	October 2, 2004	September 27, 2003
NET LOSS:
Net loss, as reported	$(1,938)	$(6,688)
Exclude: Stock-based compensation expense included in net loss	—	379
Include: Stock-based compensation expense using the fair value method	(4,073)	(3,787)

Pro forma net loss	$(6,011)	$(10,096)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.04)	$(0.14)
Pro forma:
Basic and diluted net loss per share	$(0.12)	$(0.21)

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $379 for the three months ended September 27, 2003. The amortization of deferred stock-based compensation terminated during the three months ended January 3, 2004.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 2. Business Combinations

On August 4, 2004, the Company acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry for cash consideration of approximately $4,529 and the issuance of approximately 2,304 shares of MatrixOne common stock. The acquisition of Synchronicity will add new solutions for semiconductor and electronics design management to the solutions portfolio of the Company, expand the Company’s customer base and deepen the Company’s domain expertise in the electronics industry. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entity are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

The total purchase price of Synchronicity was as follows:

Value of 2,304 shares of MatrixOne common stock issued, net of issuance costs of $65	$12,306
Cash paid to and on behalf of former Synchronicity security holders	4,529
Estimated direct transaction costs	919

Total estimated purchase price	$17,754

The purchase price was fixed and there was no contingent consideration. The value of MatrixOne shares issued was $5.37 per share, based on an average of the closing prices of MatrixOne’s common stock on the Nasdaq National Market for the two days up to, after and including the measurement date of July 15, 2004. The direct transaction costs represent the estimated expenses incurred by MatrixOne directly related to the Synchronicity acquisition. The final amount of these costs may change within the purchase price allocation period, in which case, the initial purchase price allocation would change, resulting in a change to goodwill.

The total purchase price, as shown in the preceding table, is allocated to the tangible and identifiable intangible assets and liabilities of Synchronicity assumed based on their fair values as of the date of the acquisition. The following table presents the preliminary fair value of the assets acquired and liabilities assumed:

Current assets	$4,130
Property and equipment, net	198
Other long term assets	75
Current liabilities	(2,492)
Deferred revenues	(2,193)

Net liabilities assumed	(282)
Fair value of lease acquired	75
Intangible assets acquired:
Developed technology	4,730
Customer relationships	3,600
Trademarks and trade names	250
Goodwill	10,252
Accrued acquisition liabilities	(806)
Accrued registration costs	(65)

Total estimated purchase price	$17,754

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company performed a review to determine whether all tangible assets and liabilities were recorded in Synchronicity’s general ledger in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Management of the Company believes that the historical value of the acquired tangible assets and liabilities approximates their respective fair values. Detailed discussions were held with Synchronicity’s financial, operating, marketing, and engineering personnel concerning the nature of the assets acquired. Management also performed diligence as to the existence and materiality of possible intangible assets such as developed technology, customer relationships, trademarks and trade names and in-process research and development. In addition, the Company performed analyses of audited and unaudited historical financial statements, forecasted financial information and other financial and operational data concerning Synchronicity.

The estimation of the fair value of intangible assets determined by the Company with the assistance of an independent appraisal firm, from which the company has received a valuation report, involved the following steps:

•	Preparation of discounted cash flow analysis;

•	Estimation of the fair value of tangible assets;

•	Determination of the fair value of identified material intangible assets;

•	Determination of the fair value of developed technology and in-process research and development using a cash flow allocation model;

•	Allocation of the residual purchase price to other intangible assets generally in the nature of goodwill; and

•	Reconciliation of the individual asset returns with the weighted average cost of capital.

An after-tax discount rate of 18%, based on Synchronicity’s weighted average cost of capital, was utilized to discount the net cash flows of developed technology, customer relationships and trademarks and trade names to their present value. The weighted average cost of capital reflected the anticipated market acceptance and penetration of Synchronicity’s products, market growth rates and risks related to potential changes in future target markets.

Developed technology represents products that have reached technological feasibility and thus are capitalizable and consist of the existing Synchronicity product lines. Developed technology includes processes and trade secrets developed through years of experience in design and development of Synchronicity’s products. The value assigned to developed technology was determined by discounting the estimated future cash flows to be generated from Synchronicity’s existing products to their present value. The estimates of revenue used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Synchronicity, the combined Company and its competitors.

Customer relationships represent the value assigned to Synchronicity’s installed base of customers based on various assumptions such as probability of additional revenue transactions with these existing customers and the percentage retention of these customers. The installed base of customers represents a significant part of Synchronicity’s business as Synchronicity had contract renewal rates of approximately 90% for existing customers. In addition, Synchronicity has consulting and training engagements with numerous customers.

The value of the trademarks and trade names was determined based on estimates of the expected royalties to be earned over the estimated life of the trademarks and trade names.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Goodwill represents the excess of the purchase price for Synchronicity over the fair value of the underlying net tangible and identifiable intangible assets. Of the total purchase price, $10,252 was allocated to goodwill. Goodwill resulting from business combinations completed subsequent to June 30, 2001 is not amortized but instead is reviewed annually for impairment or more frequently if impairment indicators arise. In the event that management determines that goodwill has become impaired, the combined Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

On the date of the acquisition, the combined Company committed to a plan to exit certain activities of Synchronicity at a cost of approximately $806 in the aggregate, which represented a liability to the combined Company. These costs were included in the purchase price allocation as acquisition liabilities. These acquisition liabilities relate to certain severance and other employee benefits related to the planned termination of ten Synchronicity employees at a cost of approximately $641, and the cost of vacating a Synchronicity facility of approximately $165. The Company expects to pay severance and other related benefits and the lease termination costs through October 2005. Should the estimates of these acquisition liabilities change within the purchase price allocation period, there will be a resulting change to the balance of goodwill.

The significant components of the exit plan, cash payments and remaining accrual as of October 2, 2004 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Cash payments	(49)	—	(49)

Accrual balance as of October 2, 2004	$592	$165	$757

The following unaudited pro forma financial information presents the combined results of the Company and Synchronicity as if the Synchronicity acquisition had taken place on June 29, 2003. The pro forma amounts give effect to certain adjustments, including the amortization of intangible assets, increased commission expense, decreased interest income, incremental rent expense and certain one-time charges recorded by Synchronicity pursuant to the acquisition. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	Three Months Ended
	October 2, 2004	September 27, 2003
Pro forma total revenues	$30,778	$26,050
Pro forma net loss	$(2,682)	$(8,447)
Pro forma basic and diluted net loss per share	$(0.05)	$(0.17)

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 3. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of October 2, 2004:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology Core technology	7	$3,780	$(90)	$3,690
Application technology – DesignSync	4	710	(30)	680
Application technology – ProjectSync	3	240	(13)	227

Total developed technology		4,730	(133)	4,597

Customer relationships	10	3,600	(60)	3,540
Trademarks and trade names	4	250	(10)	240

		3,850	(70)	3,780

Total		$8,580	$(203)	$8,377

For the three months ended October 2, 2004, amortization expense related to identified intangible assets was $203 of which $133 was related to software license revenues and included in cost of revenues and $70 was related to customer relationships and trademarks and trade names and included in operating expenses.

The estimated future amortization expense related to other intangible assets as of October 2, 2004 was as follows:

Fiscal Year
Remainder of fiscal 2005	$915
2006	1,220
2007	1,220
2008	1,147
2009	920
2010	900
Thereafter	2,055

Total	$8,377

The carrying amount of goodwill as of October 2, 2004 was $10,252.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 4. Software License and Professional Services Warranty

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

Accrual balance as of July 3, 2004	$762
Net provisions for warranty charged to cost of services during the three months ended October 2, 2004	219
Payments made (in kind or in cash) during the three months ended October 2, 2004	(269)

Accrual balance as of October 2, 2004	$712

Note 5. Commitments and Contingencies

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested.

Consummation of the proposed settlement is conditioned upon, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of October 2, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Note 6. Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the shares used in the calculation of basic net loss per share plus the dilutive effect of common stock equivalents, such as stock options, using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net loss per share if their effect is antidilutive.

Potentially dilutive common stock options aggregating 12,187 and 10,456 shares for the three months ended October 2, 2004 and September 27, 2003, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

Note 7. Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based compensation. The components of comprehensive loss were as follows:

	Three Months Ended
	October 2, 2004	September 27, 2003
Net loss	$(1,938)	$(6,688)
Foreign currency translation adjustments	260	465

Comprehensive loss	$(1,678)	$(6,223)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 31 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

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

On August 4, 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry. Synchronicity offers the Synchronicity Developer Suite, a solution for managing large-scale semiconductor designs that supports the Electronic Design Automation (“EDA”) industry’s leading databases – OpenAccess and Milkyway™. Synchronicity also offers the Synchronicity Publisher and Consumer Suites, a solution for IP management, distribution and reuse. Synchronicity has approximately 120 electronics industry customers, including 13 of the largest 15 semiconductor companies. The combination of Synchronicity and MatrixOne is expected to provide solutions for companies that have high-value electronic content in their products. The acquisition of Synchronicity adds new solutions for semiconductor and electronics design management to the solutions portfolio of MatrixOne, expands our customer base and deepens our domain expertise in the electronics industry. Our customers, who come from many industries including automotive, aerospace, consumer, machinery, medical device and high technology, are being confronted with new design, manufacturing and quality challenges as the electronics content in their products increase and new product development cycle times compress. To deal with these challenges, our customers look to us to provide an integrated development environment that will enable them to effectively manage not only the mechanical design aspect of their products, but also the electronics and software components. The combined solution of MatrixOne and Synchronicity is expected to allow MatrixOne to address a new and rapidly emerging market for PLM by directly connecting the electronic design environment to the extended enterprise. Together, MatrixOne and Synchronicity solutions will be designed to enable global design teams to work together with their development partners, customers and suppliers to reduce design and development costs, leverage design expertise, improve quality and accelerate time to market.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10TM. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of three components: the Matrix PLM Platform TM, our Business Process Applications TM, which include the Synchronicity suites of products, and our Enterprise Integration offerings. We also offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

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

We also plan to leverage our unique strengths in the broader electronics market, which transcends several of the vertical markets in which we compete, including:

•	medical devices, where electronics has become the competitive differentiator for many key industry products such as imaging and monitoring equipment;

•	aerospace and defense, where electronics, such as computing and communications systems are key drivers; and

•	automotive, where electronics are quickly becoming a major part of the value chain.

Our strategy to exploit these opportunities in the electronics market is strengthened with our acquisition of Synchronicity due to the enhancement of our position in the semiconductor industry, which is the engine of the global electronics market. Together with Synchronicity, we expect to bring unique solutions to companies involved in electronic design. As a result of our acquisition of Synchronicity, our unique alliances with Cadence, IBM and Intel, and our strong position with many of the world’s most innovative high-tech companies, we believe we are better positioned for growth in the global electronics market.

Financial Overview

On August 4, 2004, we acquired Synchronicity for cash consideration of approximately $4.5 million and the issuance of approximately 2.3 million shares. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Synchronicity are included in our statements of operations for all periods subsequent to the acquisition date.

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for the three months ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003
North America	$18,478	$12,594
Europe	8,422	8,408
Asia/Pacific	2,716	2,239

	$29,616	$23,241

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three months ended October 2, 2004 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $0.7 million lower.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of October 2, 2004, we had an accumulated deficit of approximately $101.3 million. If our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2005 and beyond.

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

We primarily provide the following four types of software license arrangements:

•	Perpetual software license - we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Two year or more time-based license - we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Less than two year time-based license - we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. For delivery over the Internet, the software license is considered delivered when the customer is provided access to the software files.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was $1.5 million at October 2, 2004 and July 3, 2004.

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

Accounting for Business Combinations

We are required to allocate the purchase price of business combinations to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such a valuation requires us to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to:

•	future expected cash flows from software license sales, maintenance and customer support agreements, consulting contracts, customer contracts, acquired workforce and acquired developed technologies and trademarks and trade names;

•	expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed;

•	the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used by the combined company; and

•	discount rates.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Our estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the purchase price allocation.

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting units. We have determined that we have one reporting segment (see Note 10 of our Notes to the Consolidated Financial Statements for the Fiscal Year Ended July 3, 2004 included in our Annual Report on Form 10-K). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of Long-Lived Intangible Assets

We are required to record an impairment charge on finite-lived intangible assets when we determine that the carrying value of these intangible assets may not be recoverable. As a result of the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. Significant management judgment is required in: identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Changes or inaccuracies in our judgments, estimates and assumptions could materially impact our determination of the existence or size of any impairment. We may be required to record material impairment charges should different conditions prevail or different judgments be made.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.7 million and $0.8 million at October 2, 2004 and July 3, 2004, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

	Three Months Ended
	October 2, 2004	September 27, 2003
Revenues:
Software license	38.5%	26.3%
Service	61.5	73.7

Total revenues	100.0	100.0

Cost of Revenues:
Software license	3.8	6.6
Amortization of purchased technology	0.4	—
Service	39.3	47.5

Total cost of revenues	43.5	54.1

Gross profit	56.5	45.9

Operating Expenses:
Selling and marketing	33.1	38.4
Research and development	21.2	25.9
General and administrative	9.5	9.9
Amortization of intangible assets	0.2	—
Stock-based compensation	—	1.6

Total operating expenses	64.0	75.8

Loss from Operations	(7.5)	(29.9)
Other Income (Expense), Net	1.1	1.4

Loss Before Income Taxes	(6.4)	(28.5)
Provision for Income Taxes	0.1	0.3

Net Loss	(6.5)%	(28.8)%

Comparison of the Three Months Ended October 2, 2004 and September 27, 2003

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Business Process Applications and Enterprise Integration products.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended
(In thousands, except transaction volumes)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Matrix PLM Platform	$2,858	$2,127	$731	34.4%
Business Process Applications	6,273	2,426	3,847	158.6%
Enterprise Integration Products	2,270	1,561	709	45.4%

Total software license revenues	$11,401	$6,114	$5,287	86.5%

Number of software license transactions recognized	77	40	37	92.5%
Number of software license transactions in excess of $1.0 million recognized	3	1	2	200.0%

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
North America	$7,221	$2,946	$4,275	145.1%
Europe	3,068	2,604	464	17.8%
Asia/Pacific	1,112	564	548	97.2%

Total software license revenues	$11,401	$6,114	$5,287	86.5%

Software license revenues increased primarily due to the continued improvement in information technology spending for PLM software around the world, improvement in sales execution and incremental software license revenue related to the acquisition of Synchronicity. As a result of these factors, we recorded more software license transactions in excess of $1.0 million, more software license transactions, and more software license transactions with and higher software license revenues from new customers. Software license revenues from new customers were $3.5 million for the three months ended October 2, 2004 compared to $1.7 million for the three months ended September 27, 2003.

During the three months ended October 2, 2004, software license revenues in Asia/Pacific increased due to an increase in the number of transactions with both new and existing customers. During the three months ended October 2, 2004, software license revenues in Europe increased primarily due to an increase in software license transactions. Software license revenues in North America increased primarily as a result of two license transactions greater than $1.0 million and incremental software license revenue related to the acquisition of Synchronicity.

Software license revenues from our Business Process Applications increased due to incremental software license revenue related to the addition of the Synchronicity application suites, and software license revenue from both our Matrix PLM Platform and Business Process Applications increased as a result of an increase in the number of software license transactions and the number of software license transactions in excess of $1.0 million. During the three months ended October 2, 2004, the number of software license transactions that included our Enterprise Integration products was comparable to the same period last year, however, the average transaction value during the three months ended October 2, 2004 increased resulting in higher software license revenues from these products.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended October 2, 2004 and September 27, 2003 were as follows:

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Maintenance revenues	$8,943	$8,572	$371	4.3%
Professional services revenues	8,515	7,955	560	7.0%
Training revenues	757	600	157	26.2%

Total service revenues	$18,215	$17,127	$1,088	6.4%

Maintenance as a percentage of services revenues	49.1%	50.0%	0.9%	—

Service revenues increased primarily as a result of maintenance, consulting and training revenues related to Synchronicity. Training revenues fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration products licensed to our customers and amortization of purchased technology related to business combinations. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on Business Process Applications and Enterprise Integration products and the amount of amortization of prepaid software royalty fees.

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Cost of software licenses	$1,110	$1,536	$(426)	(27.7)%
Amortization of purchased technology	133	—	133	100.0%

Total cost of software licenses	$1,243	$1,536	$(293)	(19.1)%

Cost of software licenses decreased primarily due to the termination of minimum amortization related to certain prepaid software royalties for Business Process Applications, offset by an increase in royalties on our Enterprise Integration products due to an increase in the related software license revenues. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition. We expect to incur amortization expense of approximately $0.2 million per quarter and approximately $0.6 million for the remainder of fiscal 2005. We may complete other acquisitions throughout fiscal year 2005, which may result in an increase in amortization of purchased technology.

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

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Cost of services	$11,647	$11,034	$613	5.6%

Cost of services increased primarily due to a $0.6 million increase in personnel expenses related to the additional professional services personnel acquired from Synchronicity.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Gross profit on software license revenues	$10,158	$4,578	$5,580	121.9%
Gross profit on service revenues	6,568	6,093	475	7.8%

Total gross profit	$16,726	$10,671	$6,055	56.7%

Gross margin on software license revenues	89.1%	74.9%	14.2%	—
Gross margin on service revenues	36.1%	35.6%	0.5%	—
Total gross margin	56.5%	45.9%	10.6%	—
Percentage of total revenues derived from software license revenues	38.5%	26.3%	12.2%	—

Percentage of total revenues derived from service revenues	61.5%	73.7%	(12.2)%	—

Total gross profit and gross margin increased during the three months ended October 2, 2004 primarily due to an increase in software license revenues and an increase in the proportion of our total revenues derived from software license revenues and the termination of amortization for certain prepaid software royalties for Business Process Applications, which was offset by amortization of purchased technology costs associated with the acquisition of Synchronicity.

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

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Selling and marketing expenses	$9,804	$8,929	$875	9.8%
Selling and marketing expenses as a percentage of total revenues	33.1%	38.4%	(5.3)%	—

Selling and marketing expenses increased primarily due to a $0.5 million increase in commission expense due to higher software license revenues and increased spending on marketing programs, including our annual training and sales event.

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

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Research and development expenses	$6,281	$6,004	$277	4.6%
Research and development expenses as a percentage of total revenues	21.2%	25.9%	(4.7)%	—

Research and development expenses increased primarily due to increased personnel costs related to the personnel acquired from Synchronicity.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended
(In thousands)	October 2, 2004	September 27, 2003	Increase (Decrease)	Percentage Increase (Decrease)
General and administrative expenses	$2,791	$2,309	$482	20.9%
General and administrative expenses as a percentage of total revenues	9.5%	9.9%	(0.4)%	—

General and administrative expenses for the three months ended October 2, 2004 increased primarily due to a charge of approximately $0.4 million related to a separation arrangement with the Company’s former Chief Financial Officer.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer relationships and trademarks and trade names acquired in the Synchronicity acquisition, which are amortized on a straight-line basis over the estimated useful lives of the assets. We expect to incur amortization expense of approximately $0.1 million per quarter and approximately $0.3 million for the remainder of fiscal 2005. We may complete other acquisitions throughout fiscal year 2005, which may result in an increase in amortization of customer relationships and trademarks and trade names.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 2, 2004	September 27, 2003
Amortization of intangible assets	$70	—	$70	100.0%
Amortization of intangible assets as a percentage of total revenues	0.2%	0.0%	0.2%	—

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 2, 2004	September 27, 2003
Stock-based compensation expenses	—	$379	$(379)	(100)%
Stock-based compensation expenses as a percentage of total revenues	—	1.6%	(1.6)%	—

The amortization of deferred stock-based compensation ended during the three months ended January 3, 2004. Therefore, there was no deferred stock-based compensation recorded during the three months ended October 2, 2004.

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 2, 2004	September 27, 2003
Other income (expense), net	$333	$315	$18	5.7%

Other income increased primarily due to increased interest income from higher interest rates on our investments.

Provision for income taxes. During the three months ended October 2, 2004 and September 27, 2003, we recorded a provision for income taxes of $51,000 and $53,000, respectively, related to minimum taxes due in certain domestic and foreign tax jurisdictions.

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 2, 2004	July 3, 2004
Cash and cash equivalents	$108,879	$118,414	$(9,535)	(8.1)%
Working capital	$99,765	$107,748	$(7,983)	(7.4)%

During the three months ended October 2, 2004, our cash and cash equivalents decreased primarily due to our loss from operations and the cash paid for the Synchronicity acquisition and related expenses. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations and the cash paid for the Synchronicity acquisition.

We have a $10.0 million line of credit that bears interest at the bank’s prime rate (4.75% at October 2, 2004) plus 0.5% per annum on any outstanding balances and expires December 26, 2004. As of October 2, 2004, we had no borrowings outstanding under this line of credit and $10.0 million available. This line of credit is collateralized by all of our assets and has certain non-financial covenants. We were in compliance with these non-financial covenants as of October 2, 2004.

The following sets forth information relating to the sources and uses of our cash.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 2, 2004	September 27, 2003
Net cash used in operating activities	$(3,151)	$(5,093)	$1,942	38.1%
Net cash used in investing activities	$(5,164)	$(1,552)	$(3,612)	(232.7)%
Net cash provided by (used in) financing activities	$(1,435)	$99	$(1,534)	(1,549.5)%

	Three Months Ended
	October 2, 2004	September 27, 2003
Days sales outstanding	78	78

Net cash used in operating activities for the three months ended October 2, 2004 resulted primarily from our net loss, a decrease in deferred revenue related to the recognition of certain software license transactions and amortization of maintenance contracts, and a decrease in accrued expenses related to payment of certain liabilities assumed in the Synchronicity acquisition. Net cash used in operating activities for the three months ended September 27, 2003 primarily resulted from our net loss.

Net cash used in investing activities for the three months ended October 2, 2004 reflects net cash payments related to the acquisition of Synchronicity in August 2004 aggregating approximately $4.7 million and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.4 million. The net cash used in investing activities for the three months ended September 27, 2003 consists of a

$1.3 million increase in other assets related to a long-term accounts receivable from a customer that was originally due in September 2005 and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.3 million. We expect that capital expenditures for the next 12 months will be approximately $2.5 million, primarily for the acquisition of computer hardware and software and leasehold improvements.

Net cash provided by (used in) financing activities for both the three months ended October 2, 2004 and September 27, 2003 include the proceeds from stock option exercises. Additionally, net cash used in financing activities for the three months ended October 2, 2004 includes the repayment of a line of credit assumed in the Synchronicity acquisition.

In connection with the acquisition of Synchronicity, we entered into a Registration Rights Agreement dated as of August 4, 2004 (the “Registration Rights Agreement”), providing that we will prepare and file a “shelf” Registration Statement on Form S-3 (or such other appropriate form in accordance with the Registration Rights Agreement) to register shares of MatrixOne common stock received in connection with the acquisition on September 1, 2004 or as promptly as practicable thereafter. Pursuant to the Registration Rights Agreement, we are required to use commercially reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as soon as possible after the filing thereof and to keep such Registration Statement continuously effective until such date as is the earlier of (x) the date when all shares of MatrixOne common stock covered by such Registration Statement have been sold, (y) the date on which all MatrixOne common stock covered by such Registration Statement may be sold without registration pursuant to Rule 144(k) of the Securities Act or (z) the first anniversary of the date such Registration Statement is declared effective. The Registration Statement on Form S-3 was filed on September 29, 2004 and has not yet been declared effective.

Each selling stockholder has agreed that from and after August 4, 2004, through the last date upon which we are obligated to maintain the effectiveness of the Registration Statement, without our prior written consent, such selling stockholder will not (a) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any of the shares registered thereunder or (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the shares registered thereunder, whether any such transaction described in (a) or (b) above is to be settled by delivery of shares registered thereunder, in cash or otherwise, except for: (i) sales of shares pursuant to the Registration Statement (A) of up to 25% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004, upon the Securities and Exchange Commission declaration of the effectiveness of the Registration Statement and thereafter, (B) of up to an additional 10% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004, upon the two week anniversary of the date of the effectiveness of the Registration Statement and thereafter and (C) of up to an additional 5% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004, upon each of third through fifteenth weekly anniversaries of the date of the effectiveness of the Registration Statement and thereafter, or (ii) (A) transfers of shares registered thereunder as a bona fide gift or gifts or (B) distributions of shares registered thereunder to limited partners of such selling stockholder. Additionally, the selling stockholders have agreed not to sell more than 25% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004 pursuant to the Registration Statement in any one week.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations that we guarantee or for which we set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations that we guarantee or for which we have minimum fees due consisted of the following as of October 2, 2004:

(In thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter
Leases	$3,633	$4,184	$3,100	$2,607	$1,889	$2,438
Development agreements	1,987	—	—	—	—	—
Minimum royalty fees	160	225	—	—	—	—
Other contractual arrangements	56	—	—	—	—	—

	$5,836	$4,409	$3,100	$2,607	$1,889	$2,438

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of October 2, 2004.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 2, 2004.

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $1.9 million, $16.2 million and $24.5 million in the three months ended October 2, 2004, fiscal 2004 and fiscal 2003, respectively. As of October 2, 2004, we had an accumulated deficit of approximately $101.3 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

We May Not Achieve Our Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

Although we license our software to numerous customers in any quarter, a single customer may represent more than 10% of our quarterly revenues. We expect that revenues from large orders will continue to represent an increasing percentage of our total revenues in future quarters. A customer may determine to increase its number of licenses and expand its implementation of our software throughout its organization and to its customers, suppliers and other business partners only after a successful initial implementation. Therefore, the timing of these large orders is often unpredictable. If any large order anticipated for a particular quarter is not realized, delayed to another quarter or significantly reduced, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

If Our Existing Customers Do Not License Additional Software Products From Us, We May Not Achieve Growth in Our Revenues

Our customers’ initial implementations of our software often include a limited number of licenses. Customers may subsequently add licenses as they expand the implementations of our products throughout their enterprises or add software applications designed for specific functions. Therefore, it is important that our customers are satisfied with their initial product implementations. If we do not increase licenses to existing customers, we may not be able to achieve growth in our revenues, which could significantly and adversely affect our operating results.

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

There May Be Sales of Substantial Amounts of Our Common Stock Upon the Effectiveness of a Registration Statement Which Could Cause Our Stock Price to Fall

As part of the aggregate purchase price to acquire Synchronicity, we issued approximately 2.3 million shares of our common stock which are to be publicly registered pursuant to a registration statement. A substantial number of shares of our common stock may be sold into the public market within a short period of time after the effectiveness of this registration statement. A sale of a large number of newly released shares of our common stock could therefore result in a sharp decline in the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock.

Future Acquisitions May Negatively Affect Our Ongoing Business Operations and Our Operating Results

We may further expand our operations or market presence by acquiring or investing in additional businesses, products or technologies that complement our business, increase our market coverage, enhance our technical capabilities or otherwise offer opportunities for growth. These transactions create risks such as:

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

We Depend on Licensed Third-Party Technology, and the Ability to Interoperate with Third Party Technology, the Loss of Which Could Adversely Impact the Licensing of Our Products, or Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain Enterprise Integration products from third-parties for the purposes of enabling our products to interoperate with third party application products. We anticipate that we will continue to license technology from third-parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third-parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. The loss of the ability to integrate to any of the third party products could also adversely impact the licensing of our products. In addition, the effective implementation of our products may depend upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 33.0%, 41.1% and 35.6% of our total revenues for the three months ended October 2, 2004, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 25.9%, 28.4% and 26.9% of our expenses for the three months ended October 2, 2004, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At October 2, 2004 and July 3, 2004, approximately 20.1% and 21.7%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. The expense of defending and the outcome of pending and future shareholder litigation, including the New York securities litigation described above, and the possible inadequacy of the Company’s insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the three months ended October 2, 2004, our stock price fluctuated between a low bid price of $4.45 per share and a high bid price of $6.58 per share, and during fiscal 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $8.73 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 33.0%, 41.1% and 35.6% of our total revenues for the three months ended October 2, 2004, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 25.9%, 28.4% and 26.9% of our expenses for the three months ended October 2, 2004, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At October 2, 2004 and July 3, 2004, approximately 20.1% and 21.7%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At October 2, 2004, we had no forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At October 2, 2004, we had $83.0 million and $12.6 million invested in the United States and Continental Europe, respectively. At October 2, 2004, the weighted average interest rate on our investments was 1.46% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 4:	CONTROLS AND PROCEDURES

As of October 2, 2004, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures. Internal controls over financial reporting are procedures designed with the objective of providing reasonable assurance that our transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the first fiscal quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested.

Consummation of the proposed settlement is conditioned upon, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through October 2, 2004, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $10.9 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) purchase Synchronicity through the use of approximately $4.7 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $16.7 million of working capital to support our operations.

ITEM 5:	OTHER INFORMATION

There have been no changes in the procedures by which stockholders may recommend nominees for the Board of Directors.

ITEM 6:	EXHIBITS

(a) Index to Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: November 10, 2004	By:	/s/ GARY D. HALL
Gary D. Hall
Acting Chief Financial Officer and Treasurer and Vice President and Corporate Controller (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002