Form 10-Q
period 2005-01-01
MATRIXONE INC
filed 2005-02-07
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2005

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

As of February 3, 2005, there were 51,565,409 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 1, 2005

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 1, 2005	July 3, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,456	$118,414
Accounts receivable, less allowance for doubtful accounts of $1,470 and $1,454	31,842	25,274
Prepaid expenses and other current assets	4,088	4,326

Total current assets	144,386	148,014
PROPERTY AND EQUIPMENT, NET	6,600	7,053
GOODWILL	12,043	—
OTHER INTANGIBLE ASSETS, NET	8,072	—
OTHER ASSETS	2,178	2,078

	$173,279	$157,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,268	$4,561
Accrued expenses	18,812	15,666
Deferred revenue	18,867	20,039

Total current liabilities	42,947	40,266

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 51,533 and 48,733 shares issued and outstanding	515	487
Additional paid-in capital	226,830	213,152
Accumulated deficit	(101,711)	(99,374)
Accumulated other comprehensive income	4,698	2,614

Total stockholders’ equity	130,332	116,879

	$173,279	$157,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
REVENUES:
Software license	$15,352	$9,384	$26,753	$15,498
Service	19,754	17,485	37,969	34,612

Total revenues	35,106	26,869	64,722	50,110

COST OF REVENUES:
Software license	1,761	1,621	2,871	3,157
Amortization of purchased technology	199	—	332	—
Service (1)	12,462	12,103	24,109	23,137

Total cost of revenues	14,422	13,724	27,312	26,294

GROSS PROFIT	20,684	13,145	37,410	23,816

OPERATING EXPENSES:
Selling and marketing (1)	11,666	9,031	21,470	17,960
Research and development (1)	7,143	5,432	13,424	11,436
General and administrative (1)	2,541	2,374	5,332	4,683
Amortization of intangible assets	106	—	176	—
Stock-based compensation (1)	—	188	—	567
Restructuring charges	—	1,884	—	1,884
Asset impairment and disposal charges	—	1,680	—	1,680

Total operating expenses	21,456	20,589	40,402	38,210

LOSS FROM OPERATIONS	(772)	(7,444)	(2,992)	(14,394)

OTHER INCOME (EXPENSE):
Interest income	448	321	798	631
Other income (expense), net	(18)	22	(35)	27

Total other income (expense)	430	343	763	658

LOSS BEFORE INCOME TAXES	(342)	(7,101)	(2,229)	(13,736)
PROVISION FOR INCOME TAXES	57	50	108	103

NET LOSS	$(399)	$(7,151)	$(2,337)	$(13,839)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.15)	$(0.05)	$(0.29)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	51,378	48,210	50,836	48,086

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$—	$64	$—	$172
Selling and marketing	—	64	—	165
Research and development	—	26	—	107
General and administrative	—	34	—	123

Total stock-based compensation	$—	$188	$—	$567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 1, 2005	January 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,337)	$(13,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,582	2,517
Amortization of purchased technology and intangible assets	508	—
Asset impairment and disposal charge	—	1,680
Stock-based compensation	—	567
Reduction in doubtful accounts	—	(503)
Changes in assets and liabilities, net of business combination:
Accounts receivable	(1,430)	192
Prepaid expenses and other current assets	427	1,219
Accounts payable	20	(969)
Accrued expenses	1,400	(422)
Deferred revenues	(4,648)	(570)

Net cash used in operating activities	(4,478)	(10,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(851)	(586)
Other assets	75	(1,024)
Cash paid for business combinations, net of cash acquired of $790	(6,463)	—

Net cash used in investing activities	(7,239)	(1,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	(1,512)	—
Proceeds from stock option exercises	733	267
Proceeds from purchases of common stock under employee stock purchase plan	666	524

Net cash provided by (used in) financing activities	(113)	791

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,872	1,804

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,958)	(9,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,414	127,665

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,456	$118,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$72	$90

Issuance of common stock in business combination	$12,371	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three and six month period ended January 1, 2005 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 2, 2005.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, valuation of deferred tax assets, business combinations, valuation of goodwill and acquired intangible assets, and software license and professional services warranty.

Revenue Recognition

The Company generates revenues from licensing its software and providing professional services, training and maintenance and customer support services. The Company executes separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be considered together as a single multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element using the residual method.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company primarily provides the following four types of software license arrangements:

•	Perpetual software license – the Company recognizes software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Two year or more time-based license – the Company recognizes software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Less than two year time-based license - the Company recognizes software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since the Company does not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – the Company recognizes revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party and collection of the fixed fee is probable.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided electronic access to the software files.

In accordance with the Company’s agreements with its value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license the Company’s software to its customers (“end users”). Therefore, the Company has no obligation to the Alliance Partner’s end users. Accordingly, the Company recognizes software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a noncancellable, binding written arrangement with the ultimate end user, delivery of the software to the Alliance Partner and all other revenue recognition criteria are met.

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

Concentrations of Credit Risk and Significant Customers

No customer represented more than 10% of the Company’s total revenues for either the three or six month periods ended January 1, 2005 and January 3, 2004. No customer represented more than 10% of the Company’s accounts receivable at January 1, 2005. One customer represented 12.6% of the Company’s accounts receivable at January 3, 2004.

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, directors, officers or consultants of the Company. The Company records stock-based compensation issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no stock-based compensation expense was recorded pursuant to stock options granted during the periods presented.

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

The fair value of stock options granted during the periods indicated have been determined using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
Risk-free interest rate	3.10 – 3.41%	2.73 – 2.87%	3.10 – 3.41%	2.40 – 2.91%
Expected dividend yield	None	None	None	None
Expected life	3-4 Years	4 Years	3-4 Years	4 Years
Expected volatility	65%	120%	65% - 90%	120%

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
NET LOSS:
Net loss, as reported	$(399)	$(7,151)	$(2,337)	$(13,839)
Exclude: Stock-based compensation expense included in net loss	—	188	—	567
Include: Stock-based compensation expense using the fair value method	(3,444)	(4,452)	(7,517)	(8,239)

Pro forma net loss	$(3,843)	$(11,415)	$(9,854)	$(21,511)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.01)	$(0.15)	$(0.05)	$(0.29)
Pro forma:
Basic and diluted net loss per share	$(0.07)	$(0.24)	$(0.19)	$(0.45)

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Beginning in fiscal 2006, the Company will be required to adopt Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) will require the Company to estimate future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. Therefore, the Company believes that the pro forma expense disclosed herein represents a conservative estimate of the amounts that would have been recorded under the provisions of SFAS 123(R). The Company has not yet determined which fair-value method and transitional provision it will follow. The Company is currently evaluating its employee stock purchase plan (“ESPP”) to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123(R). If the Company had accounted for its ESPP in accordance with the provisions of SFAS 123(R), it would have recorded compensation expense of approximately $118 and $430 for the three and six months ended January 1, 2005 and January 3, 2004, respectively.

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $188 and $567 for the three and six months ended January 3, 2004, respectively. The amortization of deferred stock-based compensation terminated during the three months ended January 3, 2004.

Note 2. Business Combinations

On August 4, 2004, the Company acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry for cash consideration of approximately $4,529 and the issuance of approximately 2,304 shares of MatrixOne common stock. The acquisition of Synchronicity will add new solutions for semiconductor and electronics design management to the solutions portfolio of the Company, expand the Company’s customer base and deepen the Company’s domain expertise in the electronics industry. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired entity are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

The total purchase price for Synchronicity was as follows:

Value of 2,304 shares of MatrixOne common stock issued, net of issuance costs of $65	$12,306
Cash paid to and on behalf of former Synchronicity security holders	4,529
Estimated direct transaction costs	862

Total estimated purchase price	$17,697

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The total purchase price, as shown in the preceding table, is allocated to the tangible and identifiable intangible assets and liabilities of Synchronicity assumed based on their fair values as of the date of the acquisition. The following table presents the preliminary fair value of the assets acquired and liabilities assumed:

Current assets	$4,206
Property and equipment, net	198
Other long term assets	75
Current liabilities	(2,492)
Deferred revenues	(2,193)

Net liabilities assumed	(206)
Fair value of acquired lease	75
Intangible assets acquired:
Developed technology	4,730
Customer relationships	3,600
Trademarks and trade names	250
Goodwill	10,108
Accrued acquisition liabilities	(777)
Accrued registration costs	(83)

Total estimated purchase price	$17,697

The Company performed a review to determine whether all tangible assets and liabilities were recorded in Synchronicity’s general ledger in accordance with U.S. GAAP. Management of the Company believes that the historical value of the acquired tangible assets and liabilities approximates their respective fair values. Detailed discussions were held with Synchronicity’s financial, operating, marketing, and engineering personnel concerning the nature of the assets acquired. Management also performed diligence as to the existence and materiality of possible intangible assets such as developed technology, customer relationships, trademarks and trade names and in-process research and development. In addition, the Company performed analyses of audited and unaudited historical financial statements, forecasted financial information and other financial and operational data concerning Synchronicity.

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

Goodwill represents the excess of the purchase price for Synchronicity over the fair value of the underlying net tangible and identifiable intangible assets. Of the total purchase price, $10,108 was allocated to goodwill. Goodwill resulting from business combinations completed subsequent to June 30, 2001 is not amortized but instead is reviewed annually for impairment or more frequently if impairment indicators arise. In the event that management determines that goodwill has become impaired, the combined Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

The significant components of the exit plan, cash payments and remaining accrual as of January 1, 2005 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Non-cash adjustment	(29)	—	(29)
Cash payments	(235)	(4)	(239)

Accrual balance as of January 1, 2005	$377	$161	$538

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The non-cash adjustment of $29 represents the reversal of certain severance and other employee benefits related to the retention of two employees previously planned to be terminated.

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

	Three Months Ended January 3, 2004	Six Months Ended
		January 1, 2005	January 3, 2004
Pro forma total revenues	$29,628	$65,884	$55,678
Pro forma net loss	$(8,689)	$(3,081)	$(17,135)
Pro forma basic and diluted net loss per share	$(0.17)	$(0.06)	$(0.34)

On November 12, 2004 the Company acquired certain intangible assets of Centor Software Corporation (“Centor”), a provider of software for documenting and validating regulatory compliance with the European Union directives that target banned substances and recycling for the automotive and electronics industries, for cash consideration of $1,750 (the “Centor acquisition”). The acquired intangible assets include certain existing technology, customer and technology agreements, and all trademarks and trade names. The Centor acquisition will add new solutions for regulatory compliance to the solutions portfolio of the Company and expand the Company’s customer base. Since the Company has substantially continued the operating activities of Centor, the transaction was accounted for as a business combination using the purchase method of accounting and, accordingly, the results of operations of Centor are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

The total purchase price for the Centor acquisition was as follows:

Cash paid to Centor	$1,750
Estimated direct transaction costs	112

Total estimated purchase price	$1,862

The purchase price was fixed and there was no contingent consideration. The direct transaction costs represent the estimated expenses incurred by MatrixOne directly related to the Centor acquisition. The final amount of these costs may change within the purchase price allocation period, in which case, the initial purchase price allocation would change, resulting in a change to goodwill.

The following table presents the preliminary fair value of the assets acquired and liabilities assumed:

Deferred revenues	$(73)
Goodwill	1,935

Total estimated purchase price	$1,862

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company has retained an independent appraisal firm to assist in determining the fair value of intangible assets acquired. Based on the preliminary valuation report, approximately 6% of the total purchase price is estimated to pertain to customer relationships, which have an estimated useful life of 5 years. Since the valuation report has not been finalized and any related amortization would be immaterial, the Company reported the entire purchase price as goodwill as of January 1, 2005, and therefore, the Company did not record amortization expense during the three and six month periods ended January 1, 2005. The Company expects to finalize the valuation report during the three month period ended April 2, 2005. The results of Centor’s operations would not have had a material impact on the Company’s historical operating results.

Note 3. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of January 1, 2005:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(225)	$3,555
Application technology – DesignSync	4	710	(74)	636
Application technology – ProjectSync	3	240	(33)	207

Total developed technology		4,730	(332)	4,398

Customer relationships	10	3,600	(150)	3,450
Trademarks and trade names	4	250	(26)	224

		3,850	(176)	3,674

Total		$8,580	$(508)	$8,072

For the three and six months ended January 1, 2005, amortization expense related to identified intangible assets was $305 and $508, respectively, of which $199 and $332, respectively, was related to software license revenues and included in cost of revenues and $106 and $176, respectively, was related to customer relationships and trademarks and trade names and included in operating expenses.

The following is the estimated future amortization expense related to other intangible assets as of January 1, 2005:

Fiscal Year
Remainder of fiscal 2005	$610
2006	1,220
2007	1,220
2008	1,147
2009	920
2010	900
Thereafter	2,055

Total	$8,072

During the three month period ended January 1, 2005, the Company recorded an adjustment to goodwill of $144 as a result of changes in certain estimates related to Synchronicity acquisition costs and accounts receivable and the addition of the goodwill of $1,935 related to the Centor acquisition.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The following sets forth changes to goodwill for the period ended January 1, 2005:

Goodwill balance as of October 2, 2004	$10,252
Adjustment to goodwill for Synchronicity acquisition	(144)
Goodwill resulting from Centor acquisition	1,935

Goodwill balance as of January 1, 2005	$12,043

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

Accrual balance as of July 3, 2004	$762
Net provisions for warranty charged to cost of services during the six months ended January 1, 2005	410
Payments made (in kind or in cash) during the six months ended January 1, 2005	(536)

Accrual balance as of January 1, 2005	$636

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

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants provided to the Court the information that it had requested. On December 14, 2004, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the proposed settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested.

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

Indemnification

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of January 1, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Potentially dilutive common stock options aggregating 11,856 and 10,065 shares for the three months ended January 1, 2005 and January 3, 2004, respectively, and 12,022 and 10,261 shares for the six months ended January 1, 2005 and January 3, 2004, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 7. Comprehensive Income(Loss)

Comprehensive income (loss) includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based compensation. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
Net loss	$(399)	$(7,151)	$(2,337)	$(13,839)
Foreign currency translation adjustments	1,824	1,256	2,084	1,721

Comprehensive income(loss)	$1,425	$(5,895)	$(253)	$(12,118)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” beginning on page 39 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

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

On August 4, 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry. Synchronicity offers the Synchronicity Developer Suite, a solution for managing large-scale semiconductor designs that supports the Electronic Design Automation (“EDA”) industry’s leading databases – OpenAccess and Milkyway™. Synchronicity also offers the Synchronicity Publisher and Consumer Suites, a solution for IP management, distribution and reuse. Synchronicity has approximately 120 electronics industry customers, including 13 of the largest 15 semiconductor companies. The combination of Synchronicity and MatrixOne provides solutions for companies that have high-value electronic content in their products. The acquisition of Synchronicity has added new solutions for semiconductor and electronics design management to the solutions portfolio of MatrixOne, expanded our customer base and deepened our domain expertise in the electronics industry. Our customers, who come from many industries including automotive, aerospace, consumer, machinery, medical device and high technology, are being confronted with new design, manufacturing and quality challenges as the electronics content in their products increase and new product development cycle times compress. To deal with these challenges, our customers look to us to provide an integrated development environment that will enable them to effectively manage not only the mechanical design aspect of their products, but also the electronics and software components. The combined solution of MatrixOne and Synchronicity allows MatrixOne to address a new and rapidly emerging market for PLM by directly connecting the electronic design environment to the extended enterprise. Together, MatrixOne and Synchronicity solutions are designed to enable global design teams to work together with their development partners, customers and suppliers to reduce design and development costs, leverage design expertise, improve quality and accelerate time to market.

On November 12, 2004, we acquired certain intangible assets of Centor Software Corporation (“Centor”), a provider of software for documenting and validating regulatory compliance with the European Union directives that target banned substances and recycling for the automotive and electronics industries (the “Centor acquisition”). The Centor acquisition will add new solutions for regulatory compliance to the solutions portfolio of MatrixOne and expands our customer base by the addition of approximately 20 new customers. Many of our customers are facing new design and manufacturing challenges as the content in their products increasingly becomes subject to regulations aimed at reducing the amount of hazardous materials in new products and ensuring that materials are recyclable at the end of their product lifecycle. Our customers need an integrated development environment that will enable them to effectively manage the compliance process at the earliest stages of design. The combined solution of MatrixOne and Centor is expected to allow MatrixOne to address this new and rapidly emerging market for PLM by providing a complete out of the box solution for reporting, analyzing, and iterating on product data, along with aggregation of supplier data. Together, MatrixOne and Centor solutions will be designed to allow material and substance data and specifications to be incorporated in product development decisions thoughout the product lifecycle.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10™. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of three components: the Matrix PLM Platform™, our Business Process Applications™, which include the Synchronicity and Centor suites of products, and our Enterprise Integration offerings. We also offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

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

Our strategy to exploit these opportunities in the electronics market is strengthened with our acquisition of Synchronicity due to the enhancement of our position in the semiconductor industry, which is the engine of the global electronics market. Together with Synchronicity, we expect to bring unique solutions to companies involved in electronic design. As a result of our acquisitions of Synchronicity and Centor, our unique alliances with Cadence, IBM and Intel, and our strong position with many of the world’s most innovative high-tech companies, we believe we are better positioned for growth in the global electronics market.

Financial Overview

On August 4, 2004, we acquired Synchronicity for cash consideration of approximately $4.5 million and the issuance of approximately 2.3 million shares, and on November 12, 2004, we acquired certain intangible assets of Centor for cash consideration of approximately $1.8 million. These acquisitions were accounted for as business combinations using the purchase method of accounting. Accordingly, the results of operations of Synchronicity and Centor are included in our statements of operations for all periods subsequent to the respective acquisition dates.

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and the fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for the three and six months ended January 1, 2005 and January 3, 2004 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
North America	$18,643	$14,988	$37,121	$27,583
Europe	13,348	9,730	21,770	18,138
Asia/Pacific	3,115	2,151	5,831	4,389

Total revenues	$35,106	$26,869	$64,722	$50,110

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three and six months ended January 1, 2005 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $1.2 million and $1.9 million lower, respectively.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of January 1, 2005, we had an accumulated deficit of approximately $101.7 million. If our operating expenses are higher than we anticipate or our revenues are lower than projected, we may incur significant net losses in fiscal 2005 and beyond.

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

Revenue Recognition

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services. We execute separate contracts that govern the terms and conditions of each software license and maintenance arrangement and each professional services arrangement. These contracts may be considered together as a single multiple-element arrangement. Revenues under multiple-element arrangements, which may include several different software products or services sold together, are allocated to each element using the residual method.

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

We primarily provide the following four types of software license arrangements:

•	Perpetual software license - we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Two year or more time-based license - we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed license fee is probable;

•	Less than two year time-based license - we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party and collection of the fixed fee is probable.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided electronic access to the software files.

In accordance with our agreements with our value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license our software to its customers (“end users”). Therefore, we have no obligation to the Alliance Partner’s end users. Accordingly, we recognize software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a noncancellable, binding written arrangement with the ultimate end user, delivery of the software to the Alliance Partner and all other revenue recognition criteria are met.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was approximately $1.5 million at both January 1, 2005 and July 3, 2004.

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

Our estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed resulting in changes in the purchase price allocation. In addition, we estimate the useful lives of our intangible assets based upon the expected period over which the Company anticipates generating economic benefits from the related intangible asset.

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting segment (see Note 10 of our Notes to the Consolidated Financial Statements for the Fiscal Year Ended July 3, 2004 included in our Annual Report on Form 10-K). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.6 million and $0.8 million at January 1, 2005 and July 3, 2004, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
Revenues:
Software license	43.7%	34.9%	41.3%	30.9%
Service	56.3	65.1	58.7	69.1

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	5.0	6.0	4.4	6.3
Amortization of purchased technology	0.6	—	0.5	—
Service	35.5	45.1	37.3	46.2

Total cost of revenues	41.1	51.1	42.2	52.5

Gross profit	58.9	48.9	57.8	47.5

Operating Expenses:
Selling and marketing	33.2	33.6	33.2	35.8
Research and development	20.4	20.2	20.7	22.8
General and administrative	7.2	8.8	8.2	9.3
Amortization of intangible assets	0.3	—	0.3	—
Stock-based compensation	—	0.7	—	1.1
Restructuring charges	—	7.0	—	3.8
Asset impairment and disposal charges	—	6.3	—	3.4

Total operating expenses	61.1	76.6	62.4	76.2

Loss from Operations	(2.2)	(27.7)	(4.6)	(28.7)
Other Income (Expense), Net	1.2	1.3	1.2	1.3

Loss Before Income Taxes	(1.0)	(26.4)	(3.4)	(27.4)
Provision for income taxes	0.1	0.2	0.2	0.2

Net Loss	(1.1)%	(26.6)%	(3.6)%	(27.6)%

Comparison of the Three Months Ended January 1, 2005 and January 3, 2004

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Business Process Applications and Enterprise Integration products.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended January 1, 2005 and January 3, 2004 were as follows:

(In thousands, except transaction volumes)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Matrix PLM Platform	$4,500	$4,412	$88	2.0%
Business Process Applications	7,815	4,418	3,397	76.9%
Enterprise Integration Products	3,037	554	2,483	448.2%

Total software license revenues	$15,352	$9,384	$5,968	63.6%

Number of software license transactions recognized	107	65	42	64.6%
Number of software license transactions in excess of $1.0 million recognized	2	—	2	100.0%

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended January 1, 2005 and January 3, 2004 were as follows:

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
North America	$7,595	$5,190	$2,405	46.3%
Europe	6,494	3,609	2,885	79.9%
Asia/Pacific	1,263	585	678	115.9%

Total software license revenues	$15,352	$9,384	$5,968	63.6%

Software license revenues increased during the three months ended January 1, 2005 primarily due to the continued improvement in information technology spending for PLM software and improved company-wide sales execution, resulting in an increase in the number of software license transactions, the number of software license transactions in excess of $1.0 million and an increase in software license revenue from new customers. Software license revenues also increased due of the addition of the Synchronicity suite of products. Software license revenues from new customers were $2.8 million for the three months ended January 1, 2005 compared to $0.8 million for the three months ended January 3, 2004.

During the three months ended January 1, 2005, software license revenues in Asia/Pacific increased due to an increase in software license transactions from both new and existing customers. During the three months ended January 1, 2005, software license revenues in both Europe and North America increased primarily due to a software license transaction in excess of $1.0 million with an existing customer in each region and an increase in software license revenues from both new and existing customers.

Software license revenues from our Business Process Applications increased during the three months ended January 1, 2005 due to incremental software license revenue related to the addition of the Synchronicity suite of products, in addition to continued adoption of our Business Process Applications by both new and existing customers. Software license revenues from our Enterprise Integration Products increased primarily due to implementation expansion by existing customers. Software license revenues from our Enterprise Integration Products also increased due to the introduction of several new products and software license revenues from new customers.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended January 1, 2005 and January 3, 2004 were as follows:

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Maintenance revenues	$10,035	$8,745	$1,290	14.8%
Professional services revenues	9,142	8,223	919	11.2%
Training revenues	577	517	60	11.6%

Total service revenues	$19,754	$17,485	$2,269	13.0%

Maintenance as a percentage of services revenues	50.8%	50.0%

Service revenues increased during the three months ended January 1, 2005 as a result of an increase in maintenance revenues related to incremental maintenance revenues related to Synchronicity, maintenance revenues from new customers and back maintenance from existing customers. In addition, services revenues increased due to the incremental consulting revenue related to Synchronicity, new consulting projects and expansion of existing consulting projects. Training revenues can fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration products licensed to our customers and amortization of purchased technology related to business combinations. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on our Business Process Applications and our Enterprise Integration products and the amount of amortization of prepaid software royalty fees.

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Cost of software licenses	$1,761	$1,621	$140	8.6%
Amortization of purchased technology	199	—	199	100.0%

Total cost of software licenses	$1,960	$1,621	$339	20.9%

Cost of software licenses increased during the three months ended January 1, 2005 primarily due to increased royalties of $0.8 million related to an increase in software license revenues from our Enterprise Integration Products, offset by a decrease in minimum amortization expense of $0.6 million related to certain prepaid royalties for our Business Process Applications. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition. We expect to incur amortization expense of approximately $0.2 million per quarter and approximately $0.4 million for the remainder of fiscal 2005. We may complete other acquisitions throughout fiscal year 2005, which may result in an increase in amortization of intangible assets such as purchased technology.

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

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Cost of services	$12,462	$12,103	$359	3.0%

Cost of services increased during the three months ended January 1, 2005 primarily due to the increased personnel costs as a result of our acquisition of Synchronicity and expansion of our professional services organization.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Gross profit on software license revenues	$13,392	$7,763	$5,629	72.5%
Gross profit on service revenues	7,292	5,382	1,910	35.5%

Total gross profit	$20,684	$13,145	$7,539	57.4%

Gross margin on software license revenues	87.2%	82.7%	4.5%
Gross margin on service revenues	36.9%	30.8%	6.1%
Total gross margin	58.9%	48.9%	10.0%

Percentage of total revenues derived from software license revenues	43.7%	34.9%	8.8%
Percentage of total revenues derived from service revenues	56.3%	65.1%	(8.8)%

Total gross profit and gross margin increased during the three months ended January 1, 2005 primarily due to an increase in the proportion of our total revenues derived from software license revenues, improvement in gross margin on software license revenues as a result of a decrease in minimum amortization expense related to our Business Process Applications, and continuing improvement in our gross margin on service revenues due to an increase in maintenance revenues and improved utilization of our professional services personnel.

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

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Selling and marketing expenses	$11,666	$9,031	$2,635	29.2%
Selling and marketing expenses as a percentage of total revenues	33.2%	33.6%	(0.4)%

Selling and marketing expenses increased during the three months ended January 1, 2005 primarily due to additional personnel costs of $1.2 million related to our acquisition of Synchronicity and focused investments in key sales leadership positions, higher commission expense of $0.7 million due to an increase in software license revenues, increased travel expenses of $0.3 million and an increase in expenditures on marketing programs such as our European Innovation Summit.

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

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Research and development expenses	$7,143	$5,432	$1,711	31.5%
Research and development expenses as a percentage of total revenues	20.4%	20.2%	0.2%

Research and development expenses increased during the three months ended January 1, 2005 primarily due to increased personnel costs related to the personnel acquired from Synchronicity and hired related to Centor.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
General and administrative expenses	$2,541	$2,374	$167	7.0%
General and administrative expenses as a percentage of total revenues	7.2%	8.8%	(1.6)%

During the three months ended January 3, 2004, the Company recorded a reversal of bad debt expense of $0.3 million, which had the effect of lowering our general and administrative expenses. No provisions for or adjustments to our provision for doubtful accounts were recorded during the three months ended January 1, 2005.

Amortization of Intangible Assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer relationships and trademarks and trade names acquired in the Synchronicity acquisition, which are amortized on a straight-line basis over the estimated useful lives of the assets. We expect to incur amortization expense of approximately $0.1 million per quarter and approximately $0.2 million for the remainder of fiscal 2005. We may complete other acquisitions throughout fiscal year 2005, which may result in an increase in amortization of intangible assets such as customer relationships and trademarks and trade names.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Amortization of intangible assets	$106	—	$106	100.0%
Amortization of intangible assets as a percentage of total revenues	0.3%	—	0.3%	—

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

(In thousands)	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	January 1, 2005	January 3, 2004
Stock-based compensation expenses	—	$188	$(188)	(100)%
Stock-based compensation expenses as a percentage of total revenues	—	0.7%	(0.7)%	—

The amortization of deferred stock-based compensation ended during the three months ended January 3, 2004. Therefore, there was no deferred stock-based compensation recorded during the three months ended January 1, 2005.

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Other income (expense), net	$430	$343	$87	25.4%

Other income increased during the three months ended January 1, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the three months ended January 1, 2005 and January 3, 2004, we recorded a provision for income taxes of $57,000 and $50,000, respectively, related to minimum taxes due in certain domestic and foreign tax jurisdictions.

Comparison of the Six Months Ended January 1, 2005 and January 3, 2004

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1 million for the six months ended January 1, 2005 and January 3, 2004 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	January 1, 2005	January 3, 2004
Matrix PLM Platform	$7,358	$6,539	$819	12.5%
Business Process Applications	14,088	6,844	7,244	105.8%
Enterprise Integration Products	5,307	2,115	3,192	150.9%

Total software license revenues	$26,753	$15,498	$11,255	72.6%

Number of software license transactions recognized	184	105	79	75.2%
Number of software license transactions in excess of $1.0 million recognized	5	1	4	400.0%

Software license revenues by geographic region for the six months ended January 1, 2005 and January 3, 2004 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
North America	$14,816	$8,136	$6,680	82.1%
Europe	9,562	6,213	3,349	53.9%
Asia/Pacific	2,375	1,149	1,226	106.7%

Total software license revenues	$26,753	$15,498	$11,255	72.6%

Software license revenues increased during the six months ended January 1, 2005 primarily due to the continued improvement in information technology spending for PLM software around the world, improvement in sales execution and incremental software license revenue related to the acquisition of Synchronicity. As a result of these factors, we recorded more software license transactions in excess of $1.0 million, more software license transactions, and more software license transactions with and higher software license revenues from, new customers. Software license revenues from new customers were $6.3 million for the six months ended January 1, 2005 compared to $2.4 million for the six months ended January 3, 2004.

During the six months ended January 1, 2005, software license revenues in Asia/Pacific increased due to an increase in the number of transactions with both new and existing customers. During the six months ended January 1, 2005, software license revenues in Europe increased primarily as a result of two license transactions in excess of $1.0 million and also an increase in the number of transactions with both new and existing customers. Software license revenues in North America increased primarily as a result of three license transactions greater than $1.0 million, incremental software license revenue related to the acquisition of Synchronicity and an increase in the number of transactions with both new and existing customers.

Software license revenues from our Business Process Applications increased during the six months ended January 1, 2005 due to incremental software license revenue related to the addition of the Synchronicity suite of products in addition to an increase in both the number of software license transactions and the number of software license transactions in excess of $1.0 million. Software license revenues from our Matrix PLM Platform and our Enterprise Integration Products increased as a result of an increase in the number of software license transactions and the number of software license transactions in excess of $1.0 million.

Service revenues. The components of our service revenues for the six months ended January 1, 2005 and January 3, 2004 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Maintenance revenues	$18,978	$17,317	$1,661	9.6%
Professional services revenues	17,657	16,190	1,467	9.1%
Training revenues	1,334	1,105	229	20.7%

Total service revenues	$37,969	$34,612	$3,357	9.7%

Maintenance as a percentage of services revenues	50.0%	50.0%

Service revenues increased during the six months ended January 1, 2005 as a result of an increase in maintenance revenues related to incremental maintenance revenues related to Synchronicity, maintenance revenues from new customers and back maintenance from existing customers. In addition, service revenues increased due to the incremental consulting revenue related to Synchronicity, new consulting projects and expansion of existing consulting projects. Training revenues can fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Cost of software licenses	$2,871	$3,157	$(286)	(9.1)%
Amortization of purchased technology	332	—	332	100.0%

Total cost of software licenses	$3,203	$3,157	$46	1.5%

Cost of software licenses decreased during the six months ended January 1, 2005 due to a $0.3 million decrease in software royalties for our Business Process Applications, as a result of a change in the mix of software license revenues subject to royalties, and the termination of minimum amortization expense of $1.0 million related to certain prepaid royalties for our Business Process Applications. This decrease was offset by an increase in royalties of $1.0 million for our Enterprise Integration Products related to an increase in software license revenues from these products. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition.

Cost of services.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Cost of services	$24,109	$23,137	$972	4.2%

Cost of services increased during the six months ended January 1, 2005 primarily due to a $1.3 million increase in personnel costs as a result of our acquisition of Synchronicity and expansion of our professional services organization, offset by a $0.3 million decrease in depreciation expense.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Gross profit on software license revenues	$23,550	$12,341	$11,209	90.8%
Gross profit on service revenues	13,860	11,475	2,385	20.8%

Total gross profit	$37,410	$23,816	$13,594	57.1%

Gross margin on software license revenues	88.0%	79.6%	8.4%
Gross margin on service revenues	36.5%	33.2%	3.3%
Total gross margin	57.8%	47.5%	10.3%

Percentage of total revenues derived from software license revenues	41.3%	30.9%	10.4%
Percentage of total revenues derived from service revenues	58.7%	69.1%	(10.4)%

Total gross profit and gross margin increased during the six months ended January 1, 2005 primarily due to an increase in the proportion of our total revenues derived from software license revenues, improvement in gross margin on software license revenues as a result of a decrease in minimum amortization expense related to our Business Process Applications, and continuing improvement in our gross margin on service revenues due to an increase in maintenance revenues and improved utilization of our professional services personnel.

Selling and marketing.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Selling and marketing expenses	$21,470	$17,960	$3,510	19.5%
Selling and marketing expenses as a percentage of total revenues	33.2%	35.8%	(2.6)%

Selling and marketing expenses increased during the six months ended January 1, 2005 primarily due to additional personnel costs of $1.3 million related to our acquisition of Synchronicity and focused investments in key sales leadership positions, higher commission expense of $1.2 million due to an increase in software license revenues, increased travel expenses of $0.3 million and an increase in expenditures on marketing programs such as our European and Asian Innovation Summits.

Research and development.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Research and development expenses	$13,424	$11,436	$1,988	17.4%
Research and development expenses as a percentage of total revenues	20.7%	22.8%	(2.1)%

Research and development expenses increased during the six months ended January 1, 2005 primarily due to increased personnel costs of $1.3 million related to the personnel acquired from Synchronicity and hired related to Centor and higher contractor expenses primarily related to the Synchronicity and Centor software products.

General and administrative.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
General and administrative expenses	$5,332	$4,683	$649	13.9%
General and administrative expenses as a percentage of total revenues	8.2%	9.3%	(1.1)%

General and administrative expenses increased during the six months ended January 1, 2005 due to a charge of approximately $0.4 million related to a separation arrangement with the Company’s former Chief Financial Officer. During the six months ended January 3, 2004, the Company recorded a reversal of bad debt expense of $0.4 million, which had the effect of lowering our general and administrative expenses. No provisions for or adjustments to our provision for doubtful accounts were recorded during the six months ended January 1, 2005.

Amortization of Intangible Assets.

Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer relationships and trademarks and trade names acquired in the Synchronicity acquisition, which are amortized on a straight-line basis over the estimated useful lives of the assets.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Amortization of intangible assets	$176	—	$176	100.0%
Amortization of intangible assets as a percentage of total revenues	0.3%	0.0%	0.3%	—

Stock-based compensation.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Stock-based compensation expenses	$—	$567	$(567)	(100)%
Stock-based compensation expenses as a percentage of total revenues	—	1.1%	(1.1)%

The amortization of deferred stock-based compensation ended during the six months ended January 3, 2004. Therefore, there was no deferred stock-based compensation recorded during the six months ended January 1, 2005.

Other income (expense).

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Other income (expense), net	$763	$658	$105	16.0%

Other income increased during the six months ended January 1, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the six months ended January 1, 2005 and January 3, 2004, we recorded a provision for income taxes in each period of $0.1 million, related to minimum taxes due in certain domestic and foreign tax jurisdictions.

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	July 3, 2004
Cash and cash equivalents	$108,456	$118,414	$(9,958)	(8.4)%
Working capital	$101,439	$107,748	$(6,309)	(5.9)%

During the six months ended January 1, 2005, our cash and cash equivalents decreased primarily due to our loss from operations and the cash paid for acquisitions. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents due to our loss from operations and the cash paid for acquisitions.

The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
Net cash used in operating activities	$(4,478)	$(10,128)	$5,650	55.8%
Net cash used in investing activities	$(7,239)	$(1,610)	$(5,629)	(349.6)%
Net cash provided by (used in) financing activities	$(113)	$791	$(904)	(114.3)%

	Three Months Ended
	January 1, 2005	January 3, 2004
Days sales outstanding	83	76

Net cash used in operating activities during the six months ended January 1, 2005 resulted primarily from our net loss and a decrease in deferred revenue and an increase in accounts receivable. Net cash used in operating activities for the six months ended January 3, 2004 primarily resulted from our net loss.

Net cash used in investing activities for the six months ended January 1, 2005 reflects net cash payments related to acquisitions aggregating approximately $6.5 million and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.9 million. The net cash used in investing activities for the six months ended January 3, 2004 reflects $0.6 million of investments in computer hardware and software and leasehold improvements related to the consolidation of certain offices in conjunction with our October 2003 restructuring program. Net cash used in investing activities for the six months ended January 3, 2004 also includes a $1.5 million increase in other assets related to a long-term accounts receivable from a customer due in September 2005, offset by collection of certain security deposits on leased facilities. We expect that capital expenditures for the next 12 months will be approximately $2.5 million, primarily for the acquisition of computer hardware and software and leasehold improvements.

Net cash provided by (used in) financing activities for both the six months ended January 1, 2005 and January 3, 2004 include the proceeds from stock option exercises and purchases of common stock under employee stock purchase plan aggregating $1.4 million and $0.8 million, respectively. Additionally, net cash used in financing activities for the six months ended January 1, 2005 includes the $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition.

In connection with the acquisition of Synchronicity, we entered into a Registration Rights Agreement dated as of August 4, 2004 (the “Registration Rights Agreement”), providing that we prepare and file a “shelf” Registration Statement on Form S-3 (or such other appropriate form in accordance with the Registration Rights Agreement) to register shares of MatrixOne common stock received in connection with the acquisition. Pursuant to the Registration Rights Agreement, we were required to use commercially reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as soon as possible after the filing thereof and to keep such Registration Statement continuously effective until such date as is the earlier of (x) the date when all shares of MatrixOne common stock covered by such Registration Statement have been sold, (y) the date on which all MatrixOne common stock covered by such Registration Statement may be sold without registration pursuant to Rule 144(k) of the Securities Act or (z) the first anniversary of the date such Registration Statement is declared effective. The Registration Statement on Form S-3 was declared effective on December 9, 2004.

Each selling stockholder of Synchronicity has agreed that from and after August 4, 2004, through the last date upon which we are obligated to maintain the effectiveness of the Registration Statement, without our prior written consent, such selling stockholder will not (a) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any of the shares registered thereunder or (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the shares registered thereunder, whether any such transaction described in (a) or (b) above is to be settled by delivery of shares registered thereunder, in cash or otherwise, except for: (i) sales of shares pursuant to the Registration Statement (A) of up to 25% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004, upon the Securities and Exchange Commission declaration of the effectiveness of the Registration Statement and thereafter, (B) of up to an additional 10% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004, upon the two week anniversary of the date of the effectiveness of the Registration Statement and thereafter and (C) of up to an additional 5% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004, upon each of third through fifteenth weekly anniversaries of the date of the effectiveness of the Registration Statement and thereafter, or (ii) (A) transfers of shares registered thereunder as a bona fide gift or gifts or (B) distributions of shares registered thereunder to limited partners of such selling stockholder. Additionally, the selling stockholders have agreed not to sell more than 25% of the shares registered thereunder owned by such selling stockholder as of August 4, 2004 pursuant to the Registration Statement in any one week.

We currently anticipate that our current cash and cash equivalents will be sufficient to fund our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to fund an expansion of our business, develop new products, enhance existing products and services, or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, our stockholders may experience additional dilution, and such securities may have rights, preferences or privileges senior to those of our stockholders. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund an expansion of our business, take advantage of unanticipated opportunities or develop or enhance our services or products would be significantly limited.

Recently Issued Accounting Pronouncements

Beginning in fiscal 2006, we will be required to adopt Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123(R) will require us to estimate future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. Therefore, we believe that the pro forma expense currently disclosed in Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q represents a conservative estimate of the amounts that would have been recorded under the provisions of SFAS 123(R). We have not yet determined which fair value method and transitional provision we will follow. We are currently evaluating our employee stock purchase plan (“ESPP”) to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123(R). If we had accounted for our ESPP in accordance with the provisions of SFAS 123(R), we would have recorded compensation expense of approximately $0.1 million and $0.4 million for the three and six months ended January 1, 2005 and January 3, 2004, respectively.

Commitments and Contractual Obligations

Our commitments and contractual obligations that we guarantee or for which we set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay fees to third-parties for development or assistance in development of certain

Business Process Applications and Enterprise Integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations that we guarantee or for which we have minimum fees due consisted of the following as of January 1, 2005:

(In thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter
Leases	$2,714	$4,621	$3,199	$2,680	$1,974	$2,687
Development agreements	1,125	30	—	—	—	—
Minimum royalty fees	81	225	—	—	—	—
Other contractual arrangements	689	67	153	—	—	—

	$4,609	$4,943	$3,352	$2,680	$1,974	$2,687

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of January 1, 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 1, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statements

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $2.3 million, $16.2 million and $24.5 million in the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively. As of January 1, 2005, we had an accumulated deficit of approximately $101.7 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

We Must Overcome Significant Challenges in Integrating Business Operations and Product Offerings to Realize the Benefits of our Recent Acquisitions

We will not achieve the anticipated benefits of our acquisitions unless we successfully combine and integrate the business operations and products of the three companies in a timely and effective manner. Integration will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties. We must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. We may experience substantial difficulties, costs and delays involved in the integration of our acquisitions. These difficulties, costs and delays may include:

•	the difficulty of incorporating acquired technology into our products and services;

•	the disruption of our ongoing business and diversion of management resources;

•	an incompatibility of the business cultures;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers due to integration of new personnel;

•	the difficulties of integrating international and domestic operations;

•	unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	inability to retain, integrate and motivate key management, marketing, technical sales and customer support and development personnel.

We may not succeed in addressing these risks or any other problems encountered in connection with the integration of these acquisitions. If we are not successful in integrating our acquisitions, we may not realize the anticipated benefits of the acquisitions and the market price of our common stock may decline.

We operate in a highly competitive environment, characterized by rapid technological change and evolution of standards and frequent new product introductions. To obtain the full potential benefits of our acquisitions, we must promptly integrate our business operations, technology and product offerings. We cannot assure you that we will be able to integrate their technology offerings and operations quickly and smoothly. We may be required to spend additional time or money on integration that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the acquisition as well as harm our existing business.

There May Be Sales of Substantial Amounts of Our Common Stock in Connection with our Registration Statement Which Could Cause Our Stock Price to Fall

As part of the aggregate purchase price to acquire Synchronicity, we issued approximately 2.3 million shares of our common stock, which have been publicly registered pursuant to a registration statement. A substantial number of shares of our common stock may be sold into the public market, which could therefore result in a sharp decline in the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 34.6%, 41.1% and 35.6% of our total revenues for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 27.7%, 28.4% and 26.9% of our expenses for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At January 1, 2005 and July 3, 2004, approximately 23.4% and 21.7%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

If Systems Integrators Are Not Available or Fail to Perform Adequately, Our Customers May Suffer Implementation Delays and a Lower Quality of Customer Service, and We May Incur Increased Expenses

Systems integrators often are retained by our customers to implement our products. If experienced systems integrators are not available to implement our products, we may be required to provide these services internally, and we may not have sufficient resources to meet our customers’ implementation needs on a timely basis. Use of our professional services personnel to implement our products would also increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. If these systems integrators do not perform to the satisfaction of our customers, our customers could become dissatisfied with our products, which could adversely affect our business and operating results.

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

Failure to Protect Our Intellectual Property Could Harm Our Name Recognition Efforts and Ability to Compete Effectively

Currently, we rely on a combination of trademarks, patents, copyrights and common law safeguards, including trade secret protection to protect our intellectual property rights. To protect our intellectual property rights in the future, we intend to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, Alliance Partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third-party could obtain our proprietary information or develop products or technology competitive with ours. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered some of our trademarks in the United States and abroad, have several patents issued and have other trademark and patent applications pending or in preparation. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the six months ended January 1, 2005, our stock price fluctuated between a low bid price of $4.45 per share and a high bid price of $7.08 per share, and during fiscal 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $8.73 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 34.6%, 41.1% and 35.6% of our total revenues for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 27.7%, 28.4% and 26.9% of our expenses for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At January 1, 2005 and July 3, 2004, approximately 23.4% and 21.7%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At January 1, 2005 and January 3, 2004, we had no forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At January 1, 2005, we had $80.1 million and $15.0 million invested in the United States and Continental Europe, respectively. At January 1, 2005, the weighted average interest rate on our investments was 2.05% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 4: CONTROLS AND PROCEDURES

As of January 1, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Internal controls over financial reporting are procedures designed with the objective of providing reasonable assurance that our transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported; all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the second fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants provided to the Court the information that it had requested. On December 14, 2004, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the proposed settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through January 1, 2005, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $11.4 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain business and technology aggregating $6.5 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $14.9 million of working capital to support our operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Westford, Massachusetts on November 5, 2004. Of the 51,055,922 shares outstanding as of the record date, 46,580,340 shares were present or represented by proxy at the meeting. The following actions were voted upon at the meeting: (i) to elect two members to the Board of Directors as Class II Directors to serve for a three-year term and until a successor has been duly elected and qualified or until the earlier of death, resignation or removal: Gregory R. Beecher - For 46,032,825, Withheld 547,515; Daniel J. Holland - For 44,869,681, Withheld 1,710,659: and (ii) to ratify the selection of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending July 2, 2005: For 43,931,260, Against 2,644,194, Abstain 4,886.

The term of office for the following directors continued after the meeting: Mark F. O’Connell (Class III), W. Patrick Decker (Class I), David G. DeWalt (Class III), James F. Morgan (Class I), and Charles R. Stuckey, Jr. (Class III).

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

MATRIXONE, INC.

Dated: February 7, 2005	By:	/s/ Gary D. Hall
Gary D. Hall
Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002