Form 10-Q
period 2005-04-02
MATRIXONE INC
filed 2005-11-08
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005, there were 52,092,859 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 2, 2005

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 2, 2005

Restatement of Consolidated Financial Statements

In this Quarterly Report on Form 10-Q, we are restating our condensed consolidated balance sheet as of July 3, 2004 and our condensed consolidated statements of operations, condensed consolidated statements of cash flows and related disclosures for the three and nine months ended April 3, 2004. As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2005, we are restating our consolidated financial statements for fiscal 1999 through fiscal 2004 as well as the first two interim periods of fiscal 2005 due to the discovery of errors in revenue recognition related to certain transactions reported by us and to address other matters as discussed in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

We anticipate filing on the same date as this Quarterly Report on Form 10-Q our Annual Report on Form 10-K for the fiscal year ended July 2, 2005, which will also include restated consolidated financial statements.

We also anticipate filing an amended Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 for the purpose of restating our consolidated financial statements for the second quarter of fiscal 2005. We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the second quarter of fiscal 2005. Previously filed financial statements for all periods prior to fiscal 2005 should no longer be relied upon. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for fiscal 1999 through fiscal 2004 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead the financial statements for fiscal 2004 and fiscal 2003 included in our Annual Report on Form 10-K for the fiscal period ended July 2, 2005 should be relied upon.

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 2, 2005	July 3, 2004
	(unaudited)	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,990	$118,414
Accounts receivable, less allowance for doubtful accounts of $756 and $901 (as restated)	29,646	25,862
Prepaid expenses and other current assets	8,930	5,963

Total current assets	143,566	150,239
PROPERTY AND EQUIPMENT, NET	6,346	7,062
GOODWILL	11,938	—
OTHER INTANGIBLE ASSETS, NET	7,962	—
OTHER ASSETS	2,297	2,077

	$172,109	$159,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,593	$3,862
Accrued expenses	15,869	14,592
Deferred revenue	35,579	31,250

Total current liabilities	56,041	49,704

LONG TERM DEFERRED REVENUE	2,165	1,728

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 51,574 and 48,733 shares issued and outstanding	516	487
Additional paid-in capital	226,776	213,152
Accumulated deficit	(116,345)	(107,767)
Accumulated other comprehensive income	2,956	2,074

Total stockholders’ equity	113,903	107,946

	$172,109	$159,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
		(As Restated)		(As Restated)
REVENUES:
Software license	$7,789	$10,006	$35,647	$27,549
Service	19,227	17,738	55,892	52,445

Total revenues	27,016	27,744	91,539	79,994

COST OF REVENUES:
Software license	653	645	3,067	2,385
Amortization of purchased technology	199	—	531	—
Service (1)	12,115	11,428	35,688	34,592

Total cost of revenues	12,967	12,073	39,286	36,977

GROSS PROFIT	14,049	15,671	52,253	43,017

OPERATING EXPENSES:
Selling and marketing (1)	10,271	9,933	31,974	28,092
Research and development (1)	7,795	5,596	21,530	17,227
General and administrative (1)	2,738	2,839	8,020	7,854
Amortization of intangible assets	121	—	297	—
Stock-based compensation (1)	—	—	—	567
Restructuring charges	—	—	—	1,884
Asset impairment and disposal charges	—	—	—	1,680

Total operating expenses	20,925	18,368	61,821	57,304

LOSS FROM OPERATIONS	(6,876)	(2,697)	(9,568)	(14,287)

OTHER INCOME (EXPENSE):
Interest income	548	259	1,346	889
Other income (expense), net	(50)	41	(93)	60

Total other income (expense)	498	300	1,253	949

LOSS BEFORE INCOME TAXES	(6,378)	(2,397)	(8,315)	(13,338)
PROVISION FOR INCOME TAXES	155	42	263	(5)

NET LOSS	$(6,533)	$(2,439)	$(8,578)	$(13,333)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.05)	$(0.17)	$(0.28)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	51,566	48,394	51,079	48,186

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$—	$—	$—	$172
Selling and marketing	—	—	—	165
Research and development	—	—	—	107
General and administrative	—	—	—	123

Total stock-based compensation	$—	$—	$—	$567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 2, 2005	April 3, 2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,578)	$(13,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,343	3,488
Amortization of purchased technology and intangible assets	829	—
Asset impairment and disposal charge	—	1,680
Stock-based compensation	—	567
Reduction in doubtful accounts	(125)	—
Changes in assets and liabilities, net of business combination:
Accounts receivable	937	(5,622)
Prepaid expenses and other current assets	(2,811)	(561)
Accounts payable	76	(783)
Accrued expenses	(232)	288
Deferred revenues	1,333	1,631

Net cash used in operating activities	(6,228)	(12,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,386)	(924)
Other assets	(60)	319
Cash paid for business combinations, net of cash acquired of $790	(6,564)	—

Net cash used in investing activities	(8,010)	(605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	(1,512)	—
Proceeds from stock option exercises	764	374
Proceeds from purchases of common stock under employee stock purchase plan	666	409

Net cash provided by (used in) financing activities	(82)	783

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	896	1,612

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,320)	(12,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,414	127,665

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,990	$116,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$208	$179

Issuance of common stock in business combination	$12,371	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, which the Company anticipates filing on the same date as this Quarterly Report on Form 10-Q. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three and nine month periods ended April 2, 2005 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 2, 2005.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, valuation of deferred tax assets, business combinations, valuation of goodwill and acquired intangible assets, and professional services warranty.

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

We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services, except for maintenance and customer support services in Japan, based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

We have not established sufficient vendor specific objective evidence of fair value for maintenance and customer support services in Japan. Accordingly, the software license fees in Japan are recognized ratably over the term of the related maintenance and customer support services contract, generally one year, on a straight-line basis.

We primarily provide the following four types of software license arrangements:

•	Perpetual software license—we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time-based license—we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time-based license—we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties—we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided electronic access to the software files.

In accordance with the Company’s agreements with its value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license the Company’s software to its customers (“end users”). Therefore, the Company has no obligation to the Alliance Partner’s end users. Accordingly, the Company recognizes software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a noncancellable, binding written arrangement with the ultimate end user, delivery of the software to the Alliance Partner and when all other revenue recognition criteria, including fulfillment of all obligations and commitments, have been met.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services are generally not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues and related software license revenue are recognized upon customer acceptance or upon delivery of the future

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

deliverables. Customers generally reimburse the Company for the majority of its out-of-pocket expenses incurred during the course of an engagement. The Company does not mark-up or add additional fees to the actual out-of-pocket expenses incurred. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs.

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

Goodwill and Other Intangible Assets

Intangible assets consist of acquired technology, customer contracts and related customer relationships, trademarks and trade names acquired through business combinations and the values allocated to these intangible assets are amortized using the straight-line method over the estimated useful life of the related asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and an impairment loss is recognized when it is probable that the estimated cash flows are less than the carrying amount of the asset.

Goodwill is not subject to amortization and is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its fair value.

Concentrations of Credit Risk and Significant Customers

One customer represented 12.0% of the Company’s accounts receivable at April 3, 2004.

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, directors, officers or consultants of the Company. The Company records stock-based compensation issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the market

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no deferred stock-based compensation expense was recorded pursuant to stock options granted during the periods presented.

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

The fair value of stock options granted during the periods indicated has been determined using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Risk-free interest rate	3.55-4.04%	2.40-2.70%	3.10-4.04%	2.40-3.79%
Expected dividend yield	None	None	None	None
Expected life	4 Years	4 Years	3-4 Years	3-4 Years
Expected volatility	61%	120%	61-90%	110-120%

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
		(As Restated)		(As Restated)
NET LOSS:
Net loss, as reported	$(6,533)	$(2,439)	$(8,578)	$(13,333)
Exclude:
Stock-based compensation expense related to stock options included in net loss	—	—	—	567
Include:
Stock-based compensation expense related to stock options using the fair value method the fair value method	(2,576)	(3,154)	(8,660)	(9,305)
Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan using the fair value method	(134)	(133)	(395)	(424)

Pro forma net loss	$(9,243)	$(5,726)	$(17,633)	$(22,495)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.13)	$(0.05)	$(0.17)	$(0.28)
Pro forma:
Basic and diluted net loss per share	$(0.18)	$(0.12)	$(0.35)	$(0.47)

Beginning in fiscal 2006, the Company will be required to adopt Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) will require the Company to estimate future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. The Company has continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method. Therefore prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R). The Company is currently evaluating its employee stock purchase plan (“ESPP”) to determine if changes should be made to minimize compensation charges resulting from the adoption of SFAS 123(R). The impact of adopting SFAS 123(R) cannot be accurately estimated at this time because the calculation depends on the market value and amount of share based awards granted in future periods.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In connection with certain stock option grants to employees in fiscal 2000 and 1999, the Company recorded deferred stock-based compensation totaling $17,654. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of the Company’s common stock on the date of grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years. Stock-based compensation was $567 for the nine months ended April 3, 2004. The amortization of deferred stock-based compensation terminated during the three months ended January 3, 2004.

Note 2: Restatement of Consolidated Financial Statements

The Company is restating its consolidated financial statements for fiscal 1999 through fiscal 2004 as well as the first two interim periods of fiscal 2005 due to the discovery of errors in revenue recognition related to certain transactions reported by the Company and to address other matters as described below. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed consolidated balance sheets as of July 3, 2004 and condensed statements of operations for the three and nine months ended April 3, 2004.

The Company anticipates filing an amended Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 for the purpose of restating its consolidated financial statements for the second quarter of fiscal 2005. The Company does not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the second quarter of fiscal 2005. Previously filed financial statements for all annual and quarterly periods prior to 2005 should no longer be relied upon.

In the third quarter of fiscal 2005, a new manager at the Company’s Japanese subsidiary discovered a side letter, a violation of the Company’s policy, which granted a distributor an unauthorized right of return related to certain of the Company’s software products. The manager informed the Company’s U.S. management about the side letter, who, in turn, notified the Company’s independent auditors and the Audit Committee of the Board of Directors. The Audit Committee of the Company’s Board of Directors launched a review of the Company’s revenue recognition practices (“the review”). As a result of the review, the Company identified a pattern of unauthorized arrangements and concessions granted to certain distributors, principally in Japan, in the form of rights of return; exchanges for product which had not been delivered; and timing of commencement of maintenance, among other conditions; as well as a pattern of failure by managers and employees and certain of the Company’s distributors to provide accurate information to the Company concerning arrangements included as revenue in the Company’s consolidated financial statements. As a result of these findings, the Company determined that the timing of revenue recognition should be deferred until all such concessions and unauthorized arrangements lapse or have been fulfilled. Based on the review, management and the Audit Committee concluded that the failure to detect these unauthorized arrangements and concessions resulted in errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, required the Company to restate previously reported financial results. The Company also identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of revenue into later periods when the commitment was or will be fulfilled. The restatement will affect previously reported results from fiscal 1999 through the second quarter of fiscal 2005.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the three and nine months ended April 3, 2004.

	Three Months Ended		Nine Months Ended
	April 3, 2004	April 3, 2004	April 3, 2004	April 3, 2004
Consolidated Statements of Operations Data:	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Revenues:
Software license	$11,020	$10,006	$26,518	$27,549
Service	17,938	17,738	52,550	52,445

Total revenues	28,958	27,744	79,068	79,994

Cost of revenues:
Software license	1,908	645	5,065	2,385
Service	11,741	11,428	34,878	34,592

Total cost of revenues	13,649	12,073	39,943	36,977

Gross profit	15,309	15,671	39,125	43,017

Operating expenses:
Selling and marketing	10,269	9,933	28,229	28,092
Research and development	5,596	5,596	17,032	17,227
General and administrative	2,511	2,839	7,194	7,854
Stock-based compensation	—	—	567	567
Restructuring charges	—	—	1,884	1,884
Asset impairment and disposal charges	—	—	1,680	1,680

Total operating expenses	18,376	18,368	56,586	57,304

Loss from operations	(3,067)	(2,697)	(17,461)	(14,287)
Other income, net	298	300	956	949
Provision for income taxes	42	42	145	(5)

Net loss	$(2,811)	$(2,439)	$(16,650)	$(13,333)

Basic net loss per share:
Net loss	$(0.06)	$(0.05)	$(0.35)	$(0.28)

Shares used in computation	48,394	48,394	48,186	48,186

Diluted net loss per share:
Net loss	$(0.06)	$(0.05)	$(0.35)	$(0.28)

Shares used in computation	48,394	48,394	48,186	48,186

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Impact of the Adjustment on the Consolidated Balance Sheets

The following is a summary of the impact of the adjustments on the Company’s previously reported consolidated balance sheet as of July 3, 2004.

	As of July 3, 2004
	As Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$118,414	$118,414
Accounts receivable, net	25,274	25,862
Prepaid expenses and other current assets	4,326	5,963

Total current assets	148,014	150,239
Property and Equipment, Net	7,053	7,062
Other Assets	2,078	2,077

	$157,145	$159,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,561	$3,862
Accrued expenses	15,666	14,592
Deferred revenue	20,039	31,250

Total current liabilities	40,266	49,704

Long Term Deferred Revenue	—	1,728
Stockholders’ Equity:
Common stock	487	487
Additional paid-in capital	213,152	213,152
Accumulated deficit	(99,374)	(107,767)
Accumulated other comprehensive income	2,614	2,074

Total stockholders’ equity	116,879	107,946

	$157,145	$159,378

The restatement also affects periods prior to the three and nine months ended July 3, 2004, which is reflected as an adjustment to the beginning accumulated deficit in fiscal 2004.

Note 3. Business Combinations

On August 4, 2004, the Company acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry for cash consideration of approximately $4,529 and the issuance of approximately 2,304 shares of MatrixOne common stock. The acquisition of Synchronicity added new solutions for semiconductor and electronics design management to the solutions portfolio of the Company, expanded the Company’s customer

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

base and deepened the Company’s domain expertise in the electronics industry. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired entity are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

The total purchase price for Synchronicity was as follows:

Value of 2,304 shares of MatrixOne common stock issued, net of issuance costs of $148	$12,223
Cash paid to and on behalf of former Synchronicity security holders	4,529
Direct transaction costs	884

Total purchase price	$17,636

The purchase price was fixed and there was no contingent consideration. The value of MatrixOne shares issued was $5.37 per share, based on an average of the closing prices of MatrixOne’s common stock on the Nasdaq National Market for the two days up to, after and including the measurement date of July 15, 2004. The direct transaction costs represent the expenses incurred by MatrixOne directly related to the Synchronicity acquisition.

The total purchase price, as shown in the preceding table, is allocated to the tangible and identifiable intangible assets and liabilities of Synchronicity assumed, based on their fair values as of the date of the acquisition. The following table presents the fair value of the assets acquired and liabilities assumed:

Current assets	$4,202
Property and equipment, net	198
Other long term assets	74
Current liabilities	(2,492)
Deferred revenues	(2,193)

Net liabilities assumed	(211)
Fair value of acquired lease	75
Intangible assets acquired:
Developed technology	4,730
Customer contracts and related customer relationships	3,600
Trademarks and trade names	250
Goodwill	10,135
Accrued acquisition liabilities	(777)
Accrued registration costs	(166)

Total purchase price	$17,636

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The estimation of the fair value of intangible assets determined by the Company with the assistance of an independent appraisal firm, from which the Company has received a valuation report, involved the following steps:

•	Preparation of discounted cash flow analysis;
•	Estimation of the fair value of tangible assets;
•	Determination of the fair value and estimated useful lives of identified material intangible assets;
•	Determination of the fair value and estimated useful lives of developed technology and in-process research and development using a cash flow allocation model;
•	Allocation of the residual purchase price to other intangible assets generally in the nature of goodwill; and
•	Reconciliation of the individual asset returns with the weighted average cost of capital.

An after-tax discount rate of 18%, based on Synchronicity’s weighted average cost of capital, was utilized to discount the net cash flows of developed technology, customer contracts and related customer relationships and trademarks and trade names to their present value. The weighted average cost of capital reflected the anticipated market acceptance and penetration of Synchronicity’s products, market growth rates and risks related to potential changes in future target markets.

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

Customer contracts and related customer relationships represent the value assigned to Synchronicity’s installed base of customers based on various assumptions such as probability of additional revenue transactions with these existing customers and the percentage retention of these customers. The installed base of customers represents a significant part of Synchronicity’s business as Synchronicity had contract renewal rates of approximately 90% for existing customers. In addition, Synchronicity has consulting and training engagements with numerous customers.

The value of the trademarks and trade names was determined based on estimates of the expected royalties to be earned over the estimated life of the trademarks and trade names.

Goodwill represents the excess of the purchase price for Synchronicity over the fair value of the underlying net tangible and identifiable intangible assets. Of the total purchase price, $10,135 was allocated to goodwill. Goodwill resulting from business combinations completed subsequent to June 30, 2001 is not amortized but instead is reviewed annually for impairment or more frequently if impairment indicators arise. In the event that management determines that goodwill has become impaired, the combined Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

On the date of the acquisition, the combined Company committed to a plan to exit certain activities of Synchronicity at a cost of approximately $806 in the aggregate, which was included in the purchase price allocation as acquisition liabilities. These acquisition liabilities relate to certain severance and other employee benefits related to the planned termination of ten Synchronicity employees at a cost of approximately $641, and

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the cost of vacating a Synchronicity facility of approximately $165. The Company expects to pay severance and other related benefits and the lease termination costs through September 2005. Should the estimates of these acquisition liabilities change within the purchase price allocation period, there will be a resulting change to the balance of goodwill.

The significant components of the exit plan, cash payments and remaining accrual as of April 2, 2005 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Non-cash adjustment	(29)	—	(29)
Cash payments	(374)	(79)	(453)

Accrual balance as of April 2, 2005	$238	$86	$324

The non-cash adjustment of $29 represents the reversal of certain severance and other employee benefits related to the retention of two employees previously planned to be terminated.

The following unaudited pro forma financial information presents the combined results of the Company and Synchronicity as if the Synchronicity acquisition had taken place on June 29, 2003. The pro forma amounts give effect to certain adjustments, including the amortization of intangible assets, increased commission expense, decreased interest income, incremental rent expense and certain one-time adjustments which had been recorded by Synchronicity in its historical financial statements. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	Three Months Ended	Nine Months Ended
	April 3, 2004	April 2, 2005	April 3, 2004
	(As Restated)		(As Restated)
Pro forma total revenues	$31,172	$92,701	$88,990
Pro forma net loss	$(3,944)	$(9,322)	$(18,134)
Pro forma basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.38)

On November 12, 2004, the Company acquired certain intangible assets of Centor Software Corporation (“Centor”). Centor is a provider of software for documenting and validating regulatory compliance with the European Union directives that target banned substances and recycling for the automotive and electronics industries, for cash consideration of $1,750 (the “Centor acquisition”). The acquired intangible assets include certain existing technology, customer contracts and related customer relationships and technology agreements, and all trademarks and trade names. The Centor acquisition added new solutions for regulatory compliance to the solutions portfolio of the Company and expanded the Company’s customer base. The transaction was accounted for as a business combination using the purchase method of accounting and, accordingly, the results of operations of Centor are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The total purchase price for the Centor acquisition was as follows:

Cash paid to Centor	$1,750
Direct transaction costs	190

Total purchase price	$1,940

The purchase price was fixed and there was no contingent consideration. The direct transaction costs represent the estimated expenses incurred by MatrixOne directly related to the Centor acquisition.

The following table presents the preliminary fair value of the assets acquired and liabilities assumed:

Deferred revenues	$(73)
Customer contracts and related customer relationships	210
Goodwill	1,803

Total estimated purchase price	$1,940

The estimation of the fair value of intangible assets determined by the Company with the assistance of an independent appraisal firm, from which the Company has received a valuation report, involved the following steps:

•	Preparation of discounted cash flow analysis;
•	Estimation of the fair value of tangible assets;
•	Determination of the fair value and estimated useful lives of identified material intangible assets;
•	Determination of the fair value and estimated useful lives of developed technology and in-process research and development using a cash flow allocation model;
•	Allocation of the residual purchase price to other intangible assets generally in the nature of goodwill; and
•	Reconciliation of the individual asset returns with the weighted average cost of capital.

An after-tax discount rate of 18%, based on Centor’s weighted average cost of capital, was utilized to discount the net cash flows of customer contracts and related customer relationships to its present value. The weighted average cost of capital reflected the anticipated market acceptance and penetration of Centor’s products, market growth rates and risks related to potential changes in future target markets. Customer contracts and related customer relationships represent the value assigned to Centor’s installed base of customers based on various assumptions such as probability of additional revenue transactions with these existing customers and the percentage retention of these customers.

The operations of Centor are not material to those of the Company, and accordingly the Company has not provided unaudited pro forma financial information presenting the combined results of Centor and the Company.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 4. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of April 2, 2005:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(360)	$3,420
Application technology—DesignSync	4	710	(118)	592
Application technology—ProjectSync	3	240	(53)	187

Total developed technology		4,730	(531)	4,199

Customer contracts and related customer relationships—Synchronicity	10	3,600	(240)	3,360
Customer contracts and related customer relationships—Centor	5	210	(16)	194
Trademarks and trade names	4	250	(41)	209

		4,060	(297)	3,763

Total		$8,790	$(828)	$7,962

For the three and nine months ended April 2, 2005, amortization expense related to identified intangible assets was $320 and $828, respectively, of which $199 and $531, respectively, was related to developed technology and included in cost of revenues and $121 and $297, respectively, was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses.

The following is the estimated future amortization expense related to other intangible assets as of April 2, 2005:

Fiscal Year
Remainder of fiscal 2005	$316
2006	1,262
2007	1,262
2008	1,189
2009	962
2010	916
Thereafter	2,055

Total	$7,962

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following sets forth changes to goodwill for the nine months ended April 2, 2005:

Goodwill balance as of October 2, 2004	$10,252
Adjustment to goodwill for Synchronicity acquisition	(144)
Goodwill resulting from Centor acquisition	1,935

Goodwill balance as of January 1, 2005	12,043
Adjustment to goodwill for Synchronicity acquisition	27
Adjustment to goodwill for Centor acquisition	78
Reclassification of Centor customer contracts and related customer relationships intangible asset	(210)

Goodwill balance as of April 2, 2005	$11,938

Note 5. Professional Services Warranty

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

Accrual balance as of July 3, 2004	$300
Net provisions for warranty charged to cost of services during the nine months ended April 2, 2005	763
Payments made (in kind or in cash) during the nine months ended April 2, 2005	(813)

Accrual balance as of April 2, 2005	$250

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

Consummation of the proposed settlement is conditioned upon obtaining final approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of April 2, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, the Company does not believe any amounts would be material to the Company’s consolidated financial condition, results of operations or cash flows.

Note 7. Basic and Diluted Net Loss Per Share

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

Potentially dilutive common stock options aggregating 11,633 and 10,234 shares for the three months ended April 2, 2005 and April 3, 2004, respectively, and 11,892 and 10,252 shares for the nine months ended April 2, 2005 and April 3, 2004, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 8. Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based compensation. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
		(As Restated)		(As Restated)
Net loss	$(6,533)	$(2,439)	$(8,578)	$(13,333)
Foreign currency translation adjustments	(829)	(281)	882	559

Comprehensive loss	$(7,362)	$(2,720)	$(7,696)	$(12,774)

Note 9: Segment Information

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Risk Factors” beginning on page 44 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, which we anticipate filing on the same date as this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, we are restating our condensed consolidated balance sheet as of July 3, 2004 and our condensed consolidated statements of operations, statements of condensed cash flows and related disclosures for the three and nine month periods ended April 3, 2004. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for fiscal 1999 through 2004 have not been amended to reflect the restatement, and the financial statements contained in those reports should not be relied upon. For additional information regarding the restatement, refer to Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

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

On August 4, 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry. Synchronicity offers the Synchronicity Developer Suite, a solution for managing large-scale semiconductor designs that supports the Electronic Design Automation (“EDA”) industry’s leading databases—OpenAccess and MilkywayTM. Synchronicity also offers the Synchronicity Publisher and Consumer Suites, a solution for IP management, distribution and reuse. Synchronicity has approximately 120 electronics industry customers, including 13 of the largest 15 semiconductor companies. The combination of Synchronicity and MatrixOne provides solutions for companies that have high-value electronic content in their products. The acquisition of Synchronicity has added new solutions for semiconductor and electronics design management to the solutions portfolio of MatrixOne, expanded our customer base and deepened our domain expertise in the electronics industry. Our customers, who come from many industries including automotive, aerospace, consumer, machinery, medical device and high technology, are being confronted with new design, manufacturing and quality challenges as the electronics content in their products increase and new product development cycle times compress. To deal with these challenges, our customers look to us to provide an integrated development environment that will enable them to effectively manage not only the mechanical design aspect of their products but also the electronics and software components. The combined solution of MatrixOne and Synchronicity allows

MatrixOne to address a new and rapidly emerging market for PLM by directly connecting the electronic design environment to the extended enterprise. Together, MatrixOne and Synchronicity solutions are designed to enable global design teams to work together with their development partners, customers and suppliers to reduce design and development costs, leverage design expertise, improve quality and accelerate time to market.

On November 12, 2004, we acquired certain intangible assets of Centor Software Corporation (“Centor”), a provider of software for documenting and validating regulatory compliance with the European Union directives that target banned substances and recycling for the automotive and electronics industries (the “Centor acquisition”). The Centor acquisition added new solutions for regulatory compliance to the solutions portfolio of MatrixOne and expanded our customer base by the addition of approximately 20 new customers. Many of our customers are facing new design and manufacturing challenges as the content in their products increasingly becomes subject to regulations aimed at reducing the amount of hazardous materials in new products and ensuring that materials are recyclable at the end of their product lifecycle. Our customers need an integrated development environment that will enable them to effectively manage the compliance process at the earliest stages of design. The combined solution of MatrixOne and Centor is expected to allow MatrixOne to address this new and rapidly emerging market for PLM by providing a complete out of the box solution for reporting, analyzing, and iterating on product data, along with aggregation of supplier data. Together, MatrixOne and Centor solutions will be designed to allow material and substance data and specifications to be incorporated in product development decisions throughout the product lifecycle.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform, our Business Process Applications, our Enterprise Integration offerings, and our MatrixOne Accelerators. We offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators and others perform their own implementation.

Our long-term strategy is to achieve sustainable growth in revenue and net income by achieving a leadership position within the PLM market by effectively enabling our customers to achieve measurable improvements in their business by unifying and streamlining processes across the product lifecycle. Currently, there are three key elements to our growth strategy: driving new customer adoption of our solutions in collaboration with our key alliance partners, upgrading our growing base of existing customers to the latest releases of our solutions, and extending our position in key industrial markets.

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

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and the fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for the three and nine months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
		(As Restated)		(As Restated)
North America	$13,094	$11,826	$48,446	$40,610
Europe	9,991	12,317	31,641	29,839
Asia/Pacific	3,931	3,601	11,452	9,545

Total revenues	$27,016	$27,744	$91,539	$79,994

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three months ended April 2, 2005 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $2.2 million lower.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of April 2, 2005, we had an accumulated deficit of approximately $116.3 million. If our operating expenses are higher than we anticipate or our revenues are lower than anticipated, we may incur significant net losses in fiscal 2005 and beyond.

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

We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services, except for maintenance and customer support services in Japan, based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

We have not established sufficient vendor specific objective evidence of fair value for maintenance and customer support services in Japan. Accordingly, the software license fees in Japan are recognized ratably over the term of the related maintenance and customer support services contract, generally one year, on a straight-line basis.

We primarily provide the following four types of software license arrangements:

•	Perpetual software license—we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time-based license—we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time-based license—we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties—we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided electronic access to the software files.

In accordance with our agreements with our value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license our software to its customers (“end users”). Therefore, we have no obligation to the Alliance Partner’s end users. Accordingly, we recognize software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of an arrangement with the ultimate end user, delivery of the software to the Alliance Partner and when all other revenue recognition criteria, including fulfillment of all obligations and commitments, have been met.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services generally are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues and related software license revenue are recognized upon customer acceptance or upon delivery of the future deliverable. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was approximately $0.8 million and $0.9 million at April 2, 2005 and July 3, 2004, respectively.

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

Accounting for Business Combinations

We are required to allocate the purchase price of business combinations to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such a valuation, which is determined with the assistance of an independent valuation firm, requires us to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to:

•	future expected cash flows from software license sales, maintenance and customer support agreements, consulting contracts, customer contracts and related customer relationships, and acquired developed technologies and trademarks and trade names;

•	expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed;

•	the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used by the combined company; and

•	discount rates.

Our estimates of fair value are based upon assumptions believed to be reasonable at that time, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. In addition, we estimate the useful lives of our intangible assets based upon the expected period over which we anticipate generating economic benefits from the related intangible asset.

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We evaluate the impairment of goodwill annually in our fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting segment (see Note 9 “Segment Information” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Impairment of Long-Lived Assets

We are required to record an impairment charge on long-lived tangible and finite-lived intangible assets when we determine that the carrying value of these assets may not be recoverable. As a result of the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. Significant management judgment is required in: identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Changes or inaccuracies in our judgments, estimates and assumptions could materially impact our determination of the existence or size of any impairment. We may be required to record material impairment charges should different conditions prevail or different judgments be made.

Professional Services Warranty

Our professional services are generally warranted to be performed in a workmanlike manner. In the event the customer requests the work be corrected, we generally will provide these additional professional services at no charge to comply with our warranty obligations and to ensure customer satisfaction.

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.3 million at both April 2, 2005 and July 3, 2004. For additional information regarding the activity related to our warranty accrual, refer to Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. As discussed in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, the unaudited condensed consolidated financial statements for the three and nine months ended April 3, 2004 are restated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 which we anticipate filing on the same date as this Quarterly Report on From 10-Q.

	Three Months Ended		Nine Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
		(As Restated)		(As Restated)
Revenues:
Software license	28.8%	36.1%	38.9%	34.4%
Service	71.2	63.9	61.1	65.6

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	2.4	2.3	3.4	3.0
Amortization of purchased technology	0.7	—	0.6	—
Service	44.9	41.2	39.0	43.2

Total cost of revenues	48.0	43.5	43.0	46.2

Gross profit	52.0	56.5	57.0	53.8

Operating Expenses:
Selling and marketing	38.0	35.8	34.9	35.1
Research and development	28.9	20.2	23.5	21.5
General and administrative	10.1	10.2	8.8	9.8
Amortization of intangible assets	0.4	—	0.3	—
Stock-based compensation	—	—	—	0.7
Restructuring charges	—	—	—	2.4
Asset impairment and disposal charges	—	—	—	2.1

Total operating expenses	77.4	66.2	67.5	71.6

Loss from Operations	(25.4)	(9.7)	(10.5)	(17.8)
Other Income (Expense), Net	1.8	1.1	1.4	1.2

Loss Before Income Taxes	(23.6)	(8.6)	(9.1)	(16.6)
Provision for income taxes	0.6	0.2	0.3	0.0

Net Loss	(24.2)%	(8.8)%	(9.4)%	(16.6)%

Comparison of the Three Months Ended April 2, 2005 and April 3, 2004

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Business Process Applications and Enterprise Integration products.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	April 2, 2005	April 3, 2004
		(As Restated)
Matrix PLM Platform	$2,455	$4,598	$(2,143)	(46.6)%
Business Process Applications	4,253	4,610	(357)	(7.7)%
Enterprise Integrations	1,081	798	283	35.5%

Total software license revenues	$7,789	$10,006	$(2,217)	(22.2)%

Number of software license transactions recognized(1)	64	52	12	23.1%
Number of software license transactions in excess of $1.0 million recognized(1)	—	2	(2)	(100.0)%

(1)	Excludes transactions recognized on a ratable basis.

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
North America	$2,081	$2,266	$(185)	(8.2)%
Europe	3,583	5,781	(2,198)	(38.0)%
Asia/Pacific	2,125	1,959	166	(8.5)%

Total software license revenues	$7,789	$10,006	$(2,217)	(22.2)%

Software license revenues decreased during the three months ended April 2, 2005 primarily due to an absence of transactions in excess of $1.0 million during the three months ended April 2, 2005 and lower software license revenue from new customers. The decrease in transactions in excess of $1.0 million during the three months ended April 2, 2005 was due to the delay in the purchasing decision for several transactions.

Matrix PLM Platform software license revenues decreased due to a lower average dollar amount per transaction compared to the three months ended April 3, 2004. During the three months ended April 3, 2004, we recorded two transactions in excess of $1.0 million, which included a significant amount of Matrix PLM Platform products. Software license revenues from our Enterprise Integration offerings increased primarily due to an increased number of Enterprise Integration sales to both new and existing customers and the introduction of several new integration products.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Maintenance revenues	$10,196	$8,363	$1,833	21.9%
Professional services revenues	8,248	8,872	(624)	(7.0)%
Training revenues	783	503	280	55.7%

Total service revenues	$19,227	$17,738	$1,489	8.4%

Maintenance as a percentage of service revenues	53.0%	47.1%

Service revenues increased during the three months ended April 2, 2005 as a result of incremental maintenance revenues related to Synchronicity and continued expansion of our maintenance base and reflects the growth in our software license revenues during the preceding fiscal year. Professional services revenues decreased due to the deferral of professional services revenue related to certain customer arrangements that included certain commitments to provide future software functionality. Training revenues can fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration offerings licensed to our customers and amortization of purchased technology related to business combinations. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on our Business Process Applications and our Enterprise Integration products and the amount of amortization of prepaid software royalty fees.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Cost of software licenses	$653	$645	$8	1.2%
Amortization of purchased technology	199	—	199	100.0%

Total cost of software licenses	$852	$645	$207	32.1%

Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition which are amortized on a straight-line basis over their estimated useful lives of three to seven years. We expect to incur amortization expense of approximately $0.2 million for the remainder of fiscal 2005. We may complete other acquisitions throughout fiscal year 2005, which may result in an increase in amortization of intangible assets such as purchased technology.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Cost of services	$12,115	$11,428	$687	6.0%

Cost of services increased during the three months ended April 2, 2005 primarily due to a $0.4 million increase in offshore, domestic and international contractor expense to support growth in global implementations and our acquisition of Synchronicity and a $0.2 million increase in personnel costs as a result of an expansion of our professional services organization to support the growth in our professional services revenue.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Gross profit on software license revenues	$6,937	$9,361	$(2,424)	(25.9)%
Gross profit on service revenues	7,112	6,310	802	12.7%

Total gross profit	$14,049	$15,671	$(1,622)	(10.4)%

Gross margin on software license revenues	89.1%	93.6%	(4.5)%
Gross margin on service revenues	37.0%	35.6%	1.4%
Total gross margin	52.0%	56.5%	(4.5)%
Percentage of total revenues derived from software license revenues	28.8%	36.1%	(7.3)%
Percentage of total revenues derived from service revenues	71.2%	63.9%	7.3%

Total gross profit and gross margin decreased during the three months ended April 2, 2005 primarily due to a decrease in the proportion of our total revenues derived from software license revenues. Gross profit and gross margins on software license revenues decreased to due to a reduction in software license revenues and an increase in the proportion of our software license revenues subject to royalties. Gross profit and gross margin on service revenues increased primarily due to an increase in the proportion of revenue derived from higher gross margin maintenance revenue.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Selling and marketing expenses	$10,271	$9,933	$338	3.4%
Selling and marketing expenses as a percentage of total revenues	38.0%	35.8%	2.2%

Selling and marketing expenses increased during the three months ended April 2, 2005 primarily due to a $1.2 million increase in personnel expenses primarily as a result of the acquisition of Synchronicity, offset by a $0.6 million decrease in outside consultants fees, and a $0.4 million decrease related to our Global Customer Conference, which was held in February 2004. Our 2005 Global Customer Conference was held in May 2005.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Research and development expenses	$7,795	$5,596	$2,199	39.3%
Research and development expenses as a percentage of total revenues	28.9%	20.2%	8.7%

Research and development expenses increased during the three months ended April 2, 2005 primarily due to a $1.3 million and $0.7 million increase in personnel and contractor costs, respectively, primarily as a result of the Synchronicity and Centor acquisitions.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
General and administrative expenses	$2,738	$2,839	$(101)	(3.6)%
General and administrative expenses as a percentage of total revenues	10.1%	10.2%	(0.1)%

General and administrative expense decreased primarily due to a reduction in the provision for doubtful accounts during the three months ended April 2, 2005.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets of four to ten years. We expect to incur amortization expense of approximately $0.1 million for the remainder of fiscal 2005.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Amortization of intangible assets	$121	—	$121	100.0%
Amortization of intangible assets as a percentage of total revenues	0.4%	—	0.4%

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Other income (expense), net	$498	$300	$198	66.0%

Other income increased during the three months ended April 2, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the three months ended April 2, 2005 and April 3, 2004, we recorded a provision for income taxes of $155,000 and $42,000 respectively, primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions.

Comparison of the Nine Months Ended April 2, 2005 and April 3, 2004

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the nine months ended April 2, 2005 and April 3, 2004 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	April 2, 2005	April 3, 2004
		(As Restated)
Matrix PLM Platform	$11,584	$12,934	$(1,350)	(10.4)%
Business Process Applications	17,819	11,608	6,211	53.5%
Enterprise Integrations	6,244	3,007	3,237	107.6%

Total software license revenues	$35,647	$27,549	$8,098	29.4%

Number of software license transactions recognized(1)	249	149	100	67.1%
Number of software license transactions in excess of $1.0 million recognized(1)	5	3	2	66.7%

(1)	Excludes transactions recognized on a ratable basis

Software license revenues by geographic region for the nine months ended April 2, 2005 and April 3, 2004 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
North America	$16,009	$11,380	$4,629	40.7%
Europe	13,419	11,373	2,046	18.0%
Asia/Pacific	6,219	4,796	1,423	29.7%

Total software license revenues	$35,647	$27,549	$8,098	29.4%

Software license revenues increased during the nine months ended April 2, 2005 primarily due to incremental software license revenue related to the acquisition of Synchronicity and Centor and improved productivity from our sales force. As a result of these factors, we recorded more software license transactions in excess of $1.0 million, more software license transactions, and more software license transactions with and higher software license revenues from new customers.

During the nine months ended April 2, 2005, the number of software license transactions with both new and existing customers increased. During the nine months ended April 2, 2005, software license revenues in Europe increased primarily as a result of two software license transactions in excess of $1.0 million, an increase in the number of transactions with both new and existing customers and incremental software license revenue related to the acquisition of Synchronicity. Software license revenues in North America increased primarily as a result of three license transactions greater than $1.0 million, incremental software license revenue related to the acquisition of Synchronicity and Centor and an increase in the number of license software transactions with both new and existing customers.

Software license revenues from our Matrix PLM Platform decreased due to a lower average dollar amount per transaction compared to the three months ended April 3, 2004. Software license revenues from our Business Process Applications increased during the nine months ended April 2, 2005 due to incremental software license revenue related to the addition of the Synchronicity and Centor suites of products and an increase in the number of software license transactions including our Business Process Applications. Software license revenues from our Enterprise Integration offerings increased as a result of an increase in the number of software license transactions and the introduction of several new integration products.

Service revenues. The components of our service revenues for the nine months ended April 2, 2005 and April 3, 2004 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Maintenance revenues	$29,078	$25,521	$3,557	13.9%
Professional services revenues	24,697	25,289	(592)	(2.3)%
Training revenues	2,117	1,635	482	29.5%

Total service revenues	$55,892	$52,445	$3,447	6.6%

Maintenance as a percentage of service revenues	52.0%	48.7%

Service revenues increased during the nine months ended April 2, 2005 as a result of an increase in maintenance revenues related to incremental Synchronicity maintenance revenues and continued expansion of our maintenance base and reflects the growth in our software license revenue during the preceding fiscal year. Training revenues can fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products. The increase in training revenue during the nine months ended April 2, 2005 reflects the growth in our software license revenue from new customers.

Cost of software licenses.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Cost of software licenses	$3,067	$2,385	$682	28.6%
Amortization of purchased technology	531	—	531	100.0%

Total cost of software licenses	$3,598	$2,385	$1,213	50.9%

Cost of software licenses increased during the nine months ended April 2, 2005 due to a $1.1 million increase in royalties related to certain of our Enterprise Integration offerings due to increased software license revenues from these products. This increase was partially offset by a $0.4 million decrease in royalties related to certain of our Business Process Applications due to lower software license revenues related to these products. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition.

Cost of services.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Cost of services	$35,688	$34,592	$1,096	3.2%

Cost of services increased during the nine months ended April 2, 2005 primarily due to a $1.1 million increase in personnel costs as a result of an expansion of our professional services organization to support the growth in our professional services revenue and a $0.6 million increase in offshore, domestic and international contractor expense to support growth in global implementations and our acquisition of Synchronicity. The increases in personnel and contractor expenses were slightly offset by reductions in depreciation and other general operating expenses as a result of our restructuring programs in fiscal 2004.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Gross profit on software license revenues	$32,049	$25,164	$6,885	27.4%
Gross profit on service revenues	20,204	17,853	2,351	13.2%

Total gross profit	$52,253	$43,017	$9,236	21.5%

Gross margin on software license revenues	89.9%	91.3%	(1.4%)
Gross margin on service revenues	36.1%	34.0%	2.1%
Total gross margin	57.0%	53.8%	3.2%

Percentage of total revenues derived from software license revenues	38.9%	34.4%	4.5%
Percentage of total revenues derived from service revenues	61.1%	65.6%	(4.5)%

Total gross profit and gross margin increased during the nine months ended April 2, 2005 primarily due to an increase in the proportion of our total revenues derived from software license revenues. Gross profit on software license revenues increased to due to an increase in software license revenues. Gross profit and gross margin on service revenues increased primarily due to an increase in revenue from higher gross margin maintenance revenue.

Selling and marketing.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Selling and marketing expenses	$31,974	$28,092	$3,882	13.8%
Selling and marketing expenses as a percentage of total revenues	34.9%	35.1%	(0.2%)

Selling and marketing expenses increased during the nine months ended April 2, 2005 primarily due to additional personnel costs of $3.6 million related to our acquisition of Synchronicity and a $0.9 million increase in commission expense due to higher software license revenues offset by a $0.7 million decrease related to our Global Customer Conference, which was held in February 2004. Our 2005 Global Customer Conference was held in May 2005.

Research and development.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Research and development expenses	$21,530	$17,227	$4,303	25.0%
Research and development expenses as a percentage of total revenues	23.5%	21.5%	2.0%

Research and development expenses increased during the nine months ended April 2, 2005 primarily due to a $2.7 million and $1.6 million increase in personnel costs and contractor costs, respectively, as a result of our Synchronicity and Centor acquisitions.

General and administrative.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
General and administrative expenses	$8,020	$7,854	$166	2.1%
General and administrative expenses as a percentage of total revenues	8.8%	9.8%	(1.0)%

General and administrative expenses increased during the nine months ended April 2, 2005 primarily due to a charge of approximately $0.4 million related to a separation arrangement with our former Chief Financial Officer, which was offset by a slight decrease in our provision for doubtful accounts and other general expenses.

Amortization of Intangible Assets.

Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Amortization of intangible assets	$297	—	$297	100.0%
Amortization of intangible assets as a percentage of total revenues	0.3%	0.0%	0.3%

Stock-based compensation. Stock-based compensation relates to the issuance of stock options to employees with exercise prices below the deemed fair value of our common stock on the date of grant. In connection with certain stock option grants during fiscal 2000 and fiscal 1999, we recorded deferred stock-based compensation totaling approximately $17.7 million. Deferred stock-based compensation represents the difference between the option exercise price and the deemed fair value of our common stock on the date of the option grant. Deferred stock-based compensation, a component of stockholders’ equity, is amortized through charges to operations over the vesting period of the options, which is generally four years.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Stock-based compensation expenses	$—	$567	$(567)	(100)%
Stock-based compensation expenses as a percentage of total revenues	—	0.7%	(0.7)%

The amortization of deferred stock-based compensation ended during the nine months ended April 3, 2004. Therefore, there was no deferred stock-based compensation recorded during the nine months ended April 2, 2005.

Other income (expense).

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Other income (expense), net	$1,253	$949	$304	32.0%

Other income increased during the nine months ended April 2, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the nine months ended April 2, 2005, we recorded a provision for income taxes of $0.3 million primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions.

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	July 3, 2004
		(As Restated)
Cash and cash equivalents	$104,990	$118,414	$(13,424)	(11.3)%
Working capital	$87,525	$100,535	$(13,010)	(12.9)%

During the nine months ended April 2, 2005, our cash and cash equivalents and working capital decreased primarily due to our loss from operations and the cash paid for acquisitions.

The following sets forth information relating to the sources and uses of our cash:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 2, 2005	April 3, 2004
		(As Restated)
Net cash used in operating activities	$(6,228)	$(12,645)	$6,417	50.7%
Net cash used in investing activities	$(8,010)	$(605)	$(7,405)	(1,224.0)%
Net cash provided by (used in) financing activities	$(82)	$783	$(865)	(110.5)%

	Three Months Ended
	April 2, 2005	April 3, 2004
		(As Restated)
Days sales outstanding	100	90

Net cash used in operating activities during the nine months ended April 2, 2005 resulted primarily from our net loss and an increase in prepaid expenses and other current assets due to the deferral of prepaid software royalty fees, offset by non-cash depreciation and amortization of purchased technology and intangible assets and an increase in deferred revenues. Net cash used in operating activities for the nine months ended April 3, 2004 resulted primarily from our net loss and an increase in accounts receivable and prepaid expenses, primarily related to deferral of prepaid software royalty fees, offset by an increase in deferred revenue, primarily related to an increase in deferred maintenance revenue.

Net cash used in investing activities for the nine months ended April 2, 2005 reflects net cash payments related to acquisitions aggregating approximately $6.6 million, our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $1.4 million. The net cash used in investing activities for the nine months ended April 3, 2004 reflects $0.9 million of investments in computer hardware and software and leasehold improvements related to the consolidation of certain offices in conjunction with our October 2003 restructuring program, offset by a reduction in other assets. We expect that capital expenditures for the next 12 months will be approximately $2.5 million, primarily for the acquisition of computer hardware and software and leasehold improvements.

Net cash provided by (used in) financing activities for both the nine months ended April 2, 2005 and April 3, 2004 include the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan aggregating $1.4 million and $0.8 million, respectively. Additionally, net cash used in financing activities for the nine months ended April 2, 2005 includes the $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition.

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

Recently Issued Accounting Pronouncements

Beginning in fiscal 2006, we will be required to adopt Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the financial statements at their fair value. SFAS 123(R) will require us to estimate future forfeitures of stock based compensation, while the current pro forma disclosure includes only those options that have been forfeited during the current period. We will use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method. Therefore, prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R). The impact of adopting SFAS 123(R) cannot be accurately estimated at this time because the calculation depends on the market value and amount of share based awards granted in future periods.

On July 1, 2005, we accelerated the vesting of substantially all outstanding, unvested “out-of-the-money” options held by employees, officers and directors with exercise prices of at least $5.75 per share, which was equal to 115% of the $5.00 closing price of our common stock on the NASDAQ National Market on June 30, 2005. The vesting of options to purchase approximately 1.8 million shares of common stock with exercise prices ranging from $5.82 per share to $19.48 per share, with a weighted average exercise price of $6.58 per share, were accelerated, including options to purchase approximately 495,000 shares held by executive officers and options to purchase 15,000 shares held by non-employee directors. The primary purpose of this vesting acceleration is to avoid recognizing stock-based compensation under SFAS 123(R) associated with these “out-of-the-money” options.

Commitments and Contractual Obligations

Our commitments and contractual obligations that we guarantee or for which we set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations that we guarantee or for which we have minimum fees due consisted of the following as of April 2, 2005:

(In thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter
Leases	$1,277	$4,555	$3,243	$2,680	$1,970	$2,675
Development agreements	823	30	—	—	—	—
Minimum royalty fees	47	238	13	—	—	—
Other contractual arrangements	668	316	218	—	—	—

	$2,815	$5,139	$3,474	$2,680	$1,970	$2,675

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of April 2, 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 2, 2005.

Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward-looking statement should be considered in light of the factors discussed below.

We have Identified Material Weaknesses in Our Disclosure Controls and Procedures and Our Internal Control Over Financial Reporting as of July 2, 2005 that, if Not Remedied Effectively, Could Result in Material Misstatements in our Financial Statements in Future Periods

As a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth fiscal quarter and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed contemporaneously herewith. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of April 2, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

If we are not successful in implementing remedial initiatives to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation, and our common stock may be delisted from the Nasdaq National Market. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations and auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that any measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Failure or Circumvention of Our Internal Controls and Procedures Could Seriously Harm Our Business

Our internal controls and procedures have been circumvented in the past and may be circumvented in the future. We are making significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

Our Financial Statements Have been Impacted, and Could Be Impacted Again, by Unauthorized and Improper Actions of Our Personnel

We anticipate filing on the same date as this Quarterly Report on Form 10-Q our Annual Report on Form 10-K for fiscal year ended July 2, 2005, which will contain restated previously released financial statements for fiscal 1999 through the second quarter of fiscal 2005. The restatements were, in part, due to activities known to personnel employed at our Japanese subsidiary and concealed from U.S. management. Our financial statements could be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of those activities. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms, without our knowledge that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. We have implemented policies we hope will prevent and discourage such conduct, but there can be no assurance that such policies will be followed. In addition, depending on when we learn of improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

If We Are Not Current in Our Filings with the SEC, We Will Face Several Adverse Consequences

If we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D, to any purchasers not qualifying as “accredited investors.” Finally, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain key employees.

If We Fail to Keep Current in Our Filings with the SEC, Our Common Stock May Be Delisted from the Nasdaq National Market and Transferred to the National Quotation Service Bureau (“Pink Sheets”), which May, Among Other Things, Reduce the Price of Our Common Stock and the Levels of Liquidity Available to Our Stockholders

If we fail to keep current in our filings with the SEC, our common stock may be delisted from the NASDAQ National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and transfer to the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $8.6 million, $12.4 million and $28.2 million in the nine months ended April 2, 2005, fiscal 2004 and fiscal 2003, respectively. As of April 2, 2005, we had an accumulated deficit of approximately $116.3 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Management, Securities Analysts or Investors, Our Stock Price Could Decline

Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues expectations. Any disruption in our ability to conduct our business which occurs will likely have a material adverse effect on our operating results for that quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a shortfall in revenues in a particular quarter would have an adverse effect on our operating results for that quarter.

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software license and service revenues;

•	changes in the mix of the licensing of our Matrix PLM Platform, Business Process Applications, Enterprise Integration and Accelerator products;

•	the amount of royalty payments due to third-parties on our Business Process Applications, Enterprise Integration and Accelerator software products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators;

•	the amount of training we provide to systems integrators and Alliance Partners related to our products and their implementation; and

•	The application of complex revenue recognition rules for customer arrangements.

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

We Must Overcome Significant Challenges in Integrating Business Operations and Product Offerings to Realize the Benefits of Our Recent Acquisitions

We will not achieve the anticipated benefits of our acquisitions unless we successfully combine and integrate the business operations and products of the three companies in a timely and effective manner. Integration will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties. We must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. We may experience substantial difficulties, costs and delays involved in the integration of our acquisitions. These difficulties, costs and delays may include:

•	the difficulty of incorporating acquired technology into our products and services;

•	the disruption of our ongoing business and diversion of management resources;

•	an incompatibility of the business cultures;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers due to integration of new personnel;

•	the difficulties of integrating international and domestic operations;

•	unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems, and disclosure controls and internal controls over financial reporting; and

•	inability to retain, integrate and motivate key management, marketing, technical sales and customer support and development personnel.

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

There May Be Sales of Substantial Amounts of Our Common Stock Issued in Connection with Our Acquisition of Synchronicity Which Could Cause Our Stock Price to Fall

As part of the aggregate purchase price to acquire Synchronicity, we issued approximately 2.3 million shares of our common stock, which may be resold under Rule 144 under the Securities Act. A substantial number of shares of our common stock may be sold into the public market, which could therefore result in a sharp decline in the market price of our common stock. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common stock.

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

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our Matrix PLM Platform, Business Process Applications, Enterprise Integration and Accelerator products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our Business Process Applications, Enterprise Integration and Accelerator products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 37.1%, 40.9% and 35.4% of our total revenues for the nine months ended April 2, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 27.2%, 29.0% and 27.2% of our expenses for the nine months ended April 2, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At April 2, 2005 and July 3, 2004, approximately 26.1% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

•	difficulties relating to the management, administration and staffing of a globally-dispersed business;

•	difficulties managing the operations of a globally-dispersed business and developing, implementing and monitoring systems of internal controls, including disclosure controls and internal controls over financial reporting;

•	longer sales cycles associated with educating foreign customers on the benefits of our products and services;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in providing customer support for our products in multiple time zones;

•	currency fluctuations and exchange rates;

•	limitations on repatriation of earnings of our foreign operations;

•	the burdens of complying with a wide variety of foreign laws;

•	reductions in business activity during the summer months in Europe and certain other parts of the world;

•	multiple and possibly overlapping tax structures;

•	negative tax consequences such as withholding taxes and employer payroll taxes;

•	language barriers;

•	the need to consider numerous international product characteristics;

•	different accounting practices;

•	import/export duties and tariffs, quotas and controls;

•	complex and inflexible employment laws;

•	economic or political instability in some international markets; and

•	conflicting international business practices.

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

Our Services Revenues and Operating Results May Be Adversely Affected if We Are Not Able to Maintain the Billing and Utilization Rates for Our Professional Services Personnel

The billing rates we charge for our professional services and the utilization, or chargeability, of our professional services personnel are significant components of our services revenues, gross margin and operating results. Our billing rates are affected by a number of factors, including the introduction of new services or products by our competitors, the pricing policies of our competitors, demand for professional services and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, the duration and complexity of an engagement, our ability to transition employees from completed professional services engagements to new engagements and our ability to forecast demand of our professional services and thereby maintain an appropriate headcount. Many of the above factors are beyond our control. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization for our professional services personnel, our service revenues and gross profit are likely to decline, which would adversely affect our operating results.

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

Our Business May be Adversely Affected by Securities Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, named us as a defendant along with two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation which must be approved the court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. In addition, securities class actions often have been brought in connection with restatements of financial statements. The expense of defending and the outcome of pending and future shareholder litigation, including the New York securities litigation described above, and the possible inadequacy of our insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

We anticipate filing on the same date as this Quarterly Report on Form 10-Q our Annual Report on Form 10-K for fiscal year ended July 2, 2005, which will contain restated previously released financial statements for fiscal 1999 through the second quarter of fiscal 2005. Defending against potential litigation relating to the restatement of our consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition and require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses and may also negatively affect our relationships with our customers and our employees.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the nine months ended April 2, 2005, our stock price fluctuated between a low bid price of $4.16 per share and a high bid price of $7.08 per share, and during fiscal 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $8.73 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our Company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

•	variations in our quarterly operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of software companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant business transactions;

•	additions or departures of key personnel;

•	the threat of additional litigation by current or former employees, customers, and shareholders;

•	sales of a substantial number of shares of our common stock in the public market by existing shareholders;

•	sales of common stock or other securities by us in the future;

•	news relating to trends in our markets; and

•	identification and disclosure of ineffective disclosure controls and procedures including material weakness in internal controls over financial reporting.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 37.1%, 40.9% and 35.4% of our total revenues for the nine months ended April 2, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 27.2%, 29.0% and 27.2% of our expenses for the nine months ended April 2, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At April 2, 2005 and July 3, 2004, approximately 26.1% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At April 2, 2005, we had no forward contracts outstanding. At April 3, 2004, we had three forward contracts outstanding, which are presented in the table below. The notional exchange rate is quoted using market conventions where the currency is expressed in currency units per U.S. dollar.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At April 2, 2005, we had $77.0 million and $14.3 million invested in the United States and Continental Europe, respectively. At April 2, 2005, the weighted average interest rate on our investments was 2.47% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Commission’s rules and forms is recorded, processed, summarized and reported within the time periods specified under such rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of April 2, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting referenced below in this quarterly report on Form 10-Q and as described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005, which is being filed contemporaneously with this quarterly report, our disclosure controls and procedures were not effective as of April 2, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

In connection with our review of our revenue recognition practices as previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005, and as a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth fiscal quarter and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed contemporaneously herewith.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II—OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York (“Court”). The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names us as defendant along with two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that we and the two named officers engaged in fraudulent practices with respect to the underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, our two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by us, along with the three hundred plus other publicly-traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted our motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied our motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

In June 2003, we, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1.0 billion by insurers of the participating issuer defendants. If recoveries totaling $1.0 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, we and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We expect that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Consummation of the proposed settlement is conditioned upon obtaining final approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit. While we cannot predict with certainty the outcome of these proceedings, we believe the final outcome will result in no material effect on our consolidated financial condition, results of operations or cash flows.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through April 2, 2005, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $11.9 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain businesses and technology aggregating $6.6 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $17.7 million of working capital to support our operations.

On August 4, 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”) for approximately $4.5 million in cash and approximately 2.3 million shares of our common stock valued at $5.37 per share, based on the average of the closing prices of our common stock on the Nasdaq National Market for the fifteen trading days immediately preceding the last trading day immediately preceding the closing date. The shares of our common stock were issued to holders of Synchronicity convertible notes and shares of certain series of Synchronicity preferred stock in reliance upon the registration exemption of Section 4(2) and Rule 506 of the Securities Act of 1933, as amended, based on information regarding those holders.

On December 9, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-3 (File No. 333-119374), relating to the registration of shares of the Company’s common stock issued in connection with the acquisition of Synchronicity.

ITEM 5:	OTHER INFORMATION

There have been no changes in the procedures by which stockholders may recommend nominees for the Board of Directors.

ITEM 6:	EXHIBITS

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: November 8, 2005	By:	/s/ GARY D. HALL
Gary D. Hall Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sales Compensation Plan Amendment between the Company and Janet Heppner-Jones dated as of January 3, 2005
10.2	Employment Letter between the Company and Gary D. Hall dated as of February 1, 2005
10.3	2005 Management Incentive Bonus Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002