Form 10-K
period 2005-07-02
MATRIXONE INC
filed 2005-11-09
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of January 1, 2005, the aggregate market value of the Common Stock held by non-affiliates based on the last sales price reported was $336,329,210.

As of November 4, 2005, there were 52,092,859 shares of Common Stock $0.01 par value per share, outstanding.

MATRIXONE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 2, 2005

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. MatrixOne, Inc. makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. In this Annual Report on Form 10-K, words such as “may,” “will,” “should,” “could,” “future,” “estimates,” “predicts,” “potential,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results and the timing of certain events to differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. These factors include, without limitation, the factors discussed in Item 7 under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Restatement of Consolidated Financial Statements

In this Annual Report on Form 10-K we are restating our consolidated balance sheet as of July 3, 2004 and our consolidated statements of operations, stockholders’ equity, cash flows and related disclosures for the years ended July 3, 2004 and June 28, 2003 (the “Restatement”). We are also restating the condensed consolidated financial statements for: a) the four quarters of the fiscal year ended July 3, 2004; and b) for the quarters ended October 2, 2004 and January 1, 2005. We anticipate filing on the same date as this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, which will also include restated condensed consolidated financial statements. We anticipate filing an amended Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 for the purpose of restating our condensed consolidated financial statements for the second quarter of fiscal 2005. Our Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q for fiscal 1999 through the first quarter of fiscal 2005 have not been revised to reflect the Restatement, and the financial statements contained in those reports should not be relied upon. Instead, the financial statements for fiscal 2004 and 2003 included in this Annual Report on Form 10-K should be relied upon. Refer to Note 3 in our consolidated financial statements in “Restatement of Consolidated Financial Statements” for additional information. We have also included under Item 6 “Selected Financial Data” restated Consolidated Statements of Operations Data for the years ended June 29, 2002 and June 30, 2001 and restated Consolidated Balance Sheet Data as of June 28, 2003, June 29, 2002 and June 30, 2001.

We have identified and reported “material weaknesses” to the Audit Committee of our Board of Directors and Ernst & Young LLP, our independent registered public accounting firm. Please see “Item 9A. Controls and Procedures” in Part II, and Management’s Report on Internal Controls over Financial Reporting on page M-1 in this Annual Report on Form 10-K for a description of these matters, and of the measures that we have implemented to date, as well as additional steps we plan to take to strengthen our controls.

ITEM 1: BUSINESS

General

MatrixOne, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate innovation and time to market and drive efficiencies into the product development processes by allowing for the collaborative development, building and management of their products. Our solutions bring together people, processes, content and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10™. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of four components: the Matrix PLM Platform™, our Business Process Applications™, our Enterprise Integration offerings, and our MatrixOne Accelerators. These products allow our customers to address many critical business issues, including:

•	Gaining visibility, control and measurement of product investments;

•	Turning customer and market requirements into product design;

•	Achieving synchronous design between the electronics, mechanical packaging and the software development involved in bringing a new product to market;

•	Enabling global product development to harness the power of global resources;

•	Collaborating with suppliers early in the product development process; and

•	Ensuring regulatory compliance.

We also offer a variety of services that complement our PLM software. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices while leveraging standard application functionality to reduce the total cost of ownership of our solutions. We also provide training, maintenance and customer support services to enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators and others perform their own implementations.

We incorporated in Delaware under the name Adra Systems, Inc. in July 1983. In October 1997, we changed our name to MatrixOne, Inc. and in May 1998, we sold our legacy design and manufacturing software business, Adra Systems, to focus on our PLM solutions. Our principal executive offices are located at 210 Littleton Road, Westford, Massachusetts, 01886 and our telephone number is (978) 589-4000. Our Internet address is www.matrixone.com. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Principal Products

Our Matrix10 PLM environment provides organizations with a single, secure environment that eliminates the barriers to collaborative product development efforts caused by geographically dispersed organizations and value chains, multiple disparate systems and increasing security requirements. The Matrix10 PLM environment consists of four major components:

•	The Matrix PLM Platform serves as the foundation for the Matrix10 PLM environment and includes the MatrixOne PLM Modeling Studio™, which enables organizations to easily configure processes, interfaces and data schema;

•	Our Business Process Applications allow companies to improve the way they collaborate with internal and external teams, develop products and work with suppliers and partners and incorporate the best practices of some of the world’s most innovative companies;

•	Our Enterprise Integration offerings enable seamless data sharing between the Matrix10 PLM environment and third-party enterprise applications and tools, including leading mechanical computer aided design (“MCAD”), Enterprise Resource Planning (“ERP”) and electronic design automation (“EDA”) systems, and other popular productivity and office tools such as Microsoft Office; and

•	Our MatrixOne Accelerators enable our customers to meet the unique product development challenges of specific industries like apparel, medical device, and high technology. Our Accelerator offerings bundle our Business Process Applications with specific industry language and terminology, data models and schema, pre-defined work processes and reports, and role-based user interfaces to speed deployment and ease user adoption.

Matrix PLM Platform

The Matrix PLM Platform serves as the foundation for the Matrix10 PLM environment and is the underlying engine for Matrix10’s Business Process Applications and Enterprise Integrations. The Matrix PLM Platform provides the core capabilities that are used to build the essential functionality that helps our customers deliver better products to market, in a shorter time frame and at a lower cost.

The Matrix PLM Platform enables companies to model, automate and expedite business processes and content across global value chains of employees, customers, suppliers and partners. In addition, the Matrix PLM Platform gives our customers an easy way to receive and find product related information, securely vault and retrieve content, carry out tasks and communicate. It also provides security access capabilities and firewall-friendly, role-based access to only the most up-to-date and approved information.

The Matrix PLM Platform captures product and related process information simultaneously. Our customers can link and classify items, assign properties and provide role-based behavior. Unlike other web-based solutions, the Matrix PLM Platform’s objects contain detailed associations and services and can be changed and extended to by the customers to reflect changes in business needs over time. The content that is associated with these objects can come from many data sources, such as computer-aided design (“CAD”), product data management, ERP, customer order, visualization and other applications. The Matrix PLM Platform also provides the flexibility needed to model and improve business processes dynamically and adapt to ever-changing requirements that might be influenced by new suppliers, partners, acquisitions, and changes in technology and processes.

Some of the key features of the Matrix PLM Platform include:

•	a standards-based, open environment that enables organizations to quickly and easily implement a PLM strategy across diverse environments, applications and platforms;

•	a scalable architecture that enables the addition of database servers and industry standard web application servers for load balancing and supporting geographically dispersed deployments;

•	file storage services that enable efficient file server distribution over Wide Area Networks (“WAN”) so large files remain close to the users who access them most frequently, while providing all users worldwide with easy and up-to-date access to those files as needed;

•	advanced XML communication capabilities that enable easy integration to other enterprise systems and drive a standards-based approach for system-to-system communication;

•	a common integration framework and application program interface (“API”) that ensures a standards-based approach for integrations to a wide range of authoring and design tools, including MCAD, EDA, ERP and office desktop tools;

•	robust security and access capabilities supporting digital certificate technologies, single sign-on functionality and advanced lightweight directory access protocol integration to provide suppliers, partners and project teams with access to the information that is critical and specific to their job function; and

•	dynamic modeling through the Modeling Studio, which is an integrated set of tools that enable customers to easily configure processes, interfaces and data schema to meet their needs.

Business Process Applications

Our portfolio of Business Process Applications, also known as our “Centrals”, addresses the diverse needs of a wide range of both cross-functional and specialized roles within an organization. Incorporating the best practices of some of the world’s most innovative companies, our Business Process Applications allow companies to improve the way they collaborate with internal and external teams, develop products and work with suppliers and partners. Customers from a broad range of industries are using our Business Process Applications to transform their global value chain of employees, customers, suppliers and partners into a virtual enterprise, to both enhance product development efficiencies through interoperable processes that span concept-to-retirement and share process expertise across multiple companies and geographies.

Companies can start with any one of our applications and add additional applications at a later time without interrupting their business operations. These applications work in conjunction with the Matrix PLM Platform and our broad offering of Enterprise Integrations. Through the use of our Modeling Studio these applications are easily configured and customized to fit a company’s existing processes and business model. Together, these applications enable our customers’ users, across multiple divisions and companies to contribute to the successful delivery of products and services. Our Business Process Applications include:

•	MatrixOne Designer Central™ enables geographically-dispersed design teams to securely collaborate as a single virtual team using capabilities such as embedded 2D/3D viewing, visual conferencing, workflow, and discussion threads. This application also allows product engineering to aggregate design files from multiple tools into a single master design to increase design re-use, promote early conceptual design with partners and decrease manufacturing errors from using out-dated designs.

•	MatrixOne Document Central™ is a document management solution that enables companies to publish, share and find files with library classifications tailored to the various roles throughout the entire product lifecycle. The use of this application allows improved knowledge transfer between functional disciplines, which leads to increased intellectual property reuse and thus improved productivity.

•	MatrixOne Engineering Central™ enables companies to manage the engineering product development process and its associated mechanical, electrical and software definitions of a product in order to automatically capture, communicate and synchronize product development content and the processes and participants in those activities. This application provides companies with visibility into the design change process and allows them to more efficiently hand-off product definitions from research and development to manufacturing, therefore improving new product time to market.

•	MatrixOne Materials Compliance Central™, which is based on certain technology acquired in fiscal 2005 from Centor Software Corporation, enables companies to easily collect, organize, and report part-level materials and substance composition data. This application also comes with powerful discovery and analysis capabilities for compliance-related issues.

•	MatrixOne Product Central™ enables companies to manage conceptual and commercial aspects of their products so that product features are based on customer needs. This application provides organizations with the ability to more accurately define a portfolio of products, features and configuration options based on specific customer and market requirements. By providing organizations with the ability to bridge the gap between marketing requirements and engineering design, this application allows companies to improve part and design reuse by utilizing common modules across multiple product lines and to ultimately deliver the right products to market as quickly and efficiently as possible.

•	MatrixOne Program Central™ enables companies to efficiently manage complex programs and projects that rely on extensive collaboration across global value chains of employees, customers, suppliers and partners. This application provides management with real-time visibility into a project’s status in terms of process, costs and benefits and allows decision makers to easily determine which projects have the highest probability for success.

•	MatrixOne Sourcing Central™ provides organizations with advanced online Request for Quote (“RFQ”) functionality for complex engineered goods, allowing purchasing teams to collaborate with internal teams and external suppliers. This application helps companies streamline sourcing and product cycles, resulting in improved supplier bid response time and accuracy. Through this collaboration, suppliers provide meaningful input during product design, leading to more innovative products while having a direct impact on reducing cost of goods sold.

•	MatrixOne Specification Central™ allows companies to capture and share data-rich product specification information such as packaging, raw materials and formulas with internal and external teams. This application provides organizations with standard templates to define product information, enabling them to more effectively control specification changes and encourage reuse, thereby improving product quality and reducing development cycle times.

•	MatrixOne Supplier Central™ provides companies with secure access to outsourced design and manufacturing partners, enabling them to become an integral part of the design collaboration process. This application allows organizations to achieve both supplier and product quality through scorecards, part quality plans, certifications and supplier capability management. These capabilities enable companies to improve performance and predictability of both delivery and quality throughout their supply base.

•	MatrixOne Team Central® offers a secure, structured, virtual workplace that enables ad-hoc collaboration for cross-functional, multi-organizational and geographically dispersed teams. Members can collaborate on documents and structured product data, such as parts and RFQs, which are created and managed with other MatrixOne Business Process applications, through discussions, notifications, alerts, online conferencing and workflow approval processes. Through improved global team collaboration, Team Central enables companies to reduce their time to market and improve product quality through better informed, timely decision making.

In August 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”) to provide solutions for companies that have high-value electronic content in their products. Together, MatrixOne and Synchronicity solutions enable large, global inter-company design teams to work together in real time to reduce design and development costs, leverage design expertise, improve quality, and accelerate time to market.

MatrixOne’s Synchronicity ProjectSync® and DesignSync® increase individual, team and overall design chain productivity for companies which develop integrated circuits by tightly integrating threaded communications, issue tracking and management reporting with secure multi-site version control, release and configuration management and provides integration to major EDA tools, including Cadence and Synopsys.

MatrixOne’s Synchronicity IP Gear™ Catalog and Helpdesk products provide a complete design reuse infrastructure for companies which develop integrated circuits by providing secure access and vaulting, an online catalog, a knowledge base, and a helpdesk.

Enterprise Integrations

We provide a broad spectrum of integration products that offer application-to-application interoperability and provide simultaneous access to real time data. These integration products allow users to work in their native environments and exchange data and participate in the enterprise product development processes and decisions that are managed thru the MatrixOne Business Process Applications. These integration products also give users cross-application control of information and processes on both sides of their firewall.

We offer approximately 30 integrations and technologies to enable seamless data sharing between Matrix10 and other third-party MCAD, EDA, computer-aided software engineering applications and enterprise applications such as ERP, supply chain management and customer relationship management. We offer integrations to leading electronic hardware and software design tools which allow electronic and software engineers to access our enterprise-wide collaboration and business process applications while working within their chosen design tool.

The MatrixOne Adaplet Tool Kit includes enterprise application integration methodologies that allow ready-to-use solutions to integrate Matrix10 with other products.

MatrixOne Accelerators

We offer several MatrixOne Accelerators to help our customers meet the unique product development challenges of specific industries. Our Accelerator offerings bundle our Business Process Applications with specific industry language and terminology, data models and schema, pre-defined work processes and reports, and role-based user interfaces to speed deployment and ease user adoption. Our Accelerator offerings include:

•	The MatrixOne Accelerator for Apparel Design and Development™ enables apparel design companies to quickly and efficiently take products from design to sourcing to manufacturing to the customer. The solution offers broad and robust library management capabilities for organizing information such as colors, fabrics, trim, build instructions and other key elements to assist in reuse, standardization, collaboration and access control across the extended enterprise. In addition, capabilities for product design and planning, product costing, and strategic sourcing are included to encompass all aspects of the apparel design, development and production lifecycle.

•	The MatrixOne Accelerator for FDA Compliance™ enables medical device manufacturers to achieve compliance of various Food and Drug Administration regulations throughout their product lifecycle processes, is designed to help significantly reduce product development costs and deliver products to market faster than the competition.

•	The MatrixOne Semiconductor Accelerator for Design to Manufacturing™ enables developers of semiconductors to align marketing requirements to design outputs and achieve an efficient and timely flow of information across product design, manufacturing, assembly and test. This single repository to store data, documents, product configurations, change information and the associated business “best practices” gives semiconductor companies and their design chain partners the ability to better capitalize on emerging market opportunities.

•	The MatrixOne Semiconductor Accelerator for Enterprise Project Management™ enables developers of semiconductors to manage complex projects and programs without leaving their proprietary design tool environment including offerings from Cadence Design Systems, Synopsys, Inc. or other proprietary tools environments. The solution offers developers the ability to manage globally dispersed project teams, attain predictable results with standard new chip introductions, and identify and facilitate projects that have the greatest opportunity for success.

Product Technology and Architecture

Our PLM software is based on an Internet architecture utilizing open standards, Extensible Mark-up Language (“XML”) and web services technology and is enhanced by our proprietary technology for information integration and accelerated content delivery. Our software supports a variety of web application server architectures including BEA WebLogic, IBM WebSphere, Tomcat and SunOne Web Server. Our software supports any mix of Java-based distributed software architectures, including Remote Method Invocation and offers web services capabilities that allow companies to exchange messages and content with collaborating partners or industry exchanges. Messages can comply with the evolving standard vocabularies such as RosettaNet, cXML or BizTalk or independently defined vocabularies. The result is a scalable, flexible environment that is designed to eliminate the need for lengthy in-house development of complex custom software, thereby resulting in a lower cost of ownership. The software consists of an Internet platform, tailorable business process applications, and reusable business process components, integrations to third-party software and development tools.

At the center of our product architecture is the Matrix PLM Platform, which runs on Microsoft, UNIX and Linux operating systems. The Matrix PLM Platform forms the intermediary between the MatrixOne Business Process Applications or the MatrixOne Web user interface and the database and provides the necessary security, access control and application services to enable collaboration among multiple businesses. The Matrix PLM Platform is compliant with hypertext transport protocol (“HTTP”) and secure HTTP (“HTTPS”), providing the business model and XML representations to HTML and Java applications.

The Web user interfaces are Java and HTML based applications that can run on Microsoft Internet Explorer, Mozilla and other commercially available Web browsers. We support numerous operating systems including Windows 2003, Windows XP, Hewlett Packard HP-UX, IBM AIX and Sun Solaris, and MAC for our applications. We follow the Microsoft standards for Windows and the Internet standards for Java running with Microsoft Internet Explorer and Mozilla for certain platforms.

The storage layer includes support for multiple database servers including Oracle and IBM DB2. The storage layer also includes support for multiple file servers using standard file transfer protocols. We provide an enterprise application integration capability that allows data exchange with Web, legacy or incumbent applications.

We provide simultaneous support for multiple languages within the business model, which means that users of our software can work in different languages at the same time. We typically distribute our products in a single global release. Our products generally support Chinese, English, French, German, Italian, Japanese and Korean, and we intend to provide localization for additional languages as required.

We have entered into various platform alliances to enable us to take advantage of current and emerging technologies and open industry standards. Our platform partners include Oracle, Hewlett-Packard, IBM and Sun Microsystems. To promote the development, definition, adoption, implementation and growth of open standards, we work with several industry standards organizations, such as the World Wide Web Consortium, also known as W3C, RosettaNet, and the National Institute of Standards and Technology, also known as NIST, and a variety of industry-specific standards organizations.

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

We also offer a wide range of other professional services, including program and project management, upgrade and optimization services for existing customers, and outsourced system support services. Our services organization consists of experienced professionals, many of whom have come from our customers’ industries, which helps us to provide strong domain experience. We also have personnel with strong backgrounds and skills in business process re-engineering, data conversion, application integration, system architecture and project management.

Training

Our educational services organization offers Web-based courses and training at our facilities located around the world or at customer locations. Our Customer Success Center, located at our corporate headquarters in Westford, Massachusetts, provides a comprehensive training facility. We also offer custom training for customers who demand instruction tailored to specific business or workforce environments. We also offer the Matrix Certified Professional program to systems integrators to assure our customers that their implementation teams include professionals who have received training in implementing MatrixOne software solutions.

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

Customers

We target large-to-medium size organizations throughout the world in growth industries. As of July 2, 2005, we had over 800 customers. Our installed base of customers represents numerous industries, including aerospace and defense, automotive, consumer products, financial services, high technology, machinery, medical devices and the process industries. No single customer accounted for more than 10% of our revenues in fiscal 2005, 2004 or 2003.

Geographic Information

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. At July 2, 2005 and July 3, 2004, approximately 23.9% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries. Approximately 35.8%, 40.9% and 35.4% of our total revenues for fiscal 2005, 2004, and 2003, respectively, were from our foreign subsidiaries and approximately 26.6%, 29.0% and 27.2% of our expenses for fiscal 2005, 2004, and 2003, respectively, were from our foreign subsidiaries. The remainder of our assets, revenues and expenses for the aforementioned periods were located at or derived from operations in the United States. Export sales from the United States accounted for approximately 8.8%, 6.9%, and 5.9% of our total revenues for fiscal 2005, 2004, and 2003, respectively. Refer to Note 12 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K for additional information regarding our geographic information.

Research and Development

We pursue research and development through our internal engineering organization, third-party alliances and collaborative development efforts with our customers. Our internal research and development organization is divided into three product groups – platform, application and integration engineering – all which share common support groups. The focus of these three product groups is to broaden the global appeal of our products by improving our products’ performance and scalability, expanding the use of our technology for data representation and collaboration, adding application services, increasing our distribution and replication alternatives, expanding our ability to integrate our technology with other applications used by our customers through technologies like web services, and extending our Internet security capabilities.

The platform engineering group is responsible for the development of Internet infrastructure products, such as our servers, dynamic business modeling engine, database caching and application integration. The platform engineering group researches and develops advanced architectures and technologies and closely follows industry developments and standards related to e-Business, the Internet, operating systems and software technologies. The application engineering group develops applications which our customers use to automate and streamline specific product development processes. The integration engineering group develops solutions that enable customers to link commercial and proprietary applications and legacy systems with our products. The application and integration engineering groups work closely with our sales, services and product management organizations and use the application expertise, domain experience and resources of our customers and alliance partners to develop and license applications and integrations. Quality engineering, user interface design engineering, release engineering and documentation groups support all three of our product groups and contract engineering companies provide additional engineering resources.

We maximize our research and development efforts by working closely with our alliance partners and customers to develop software applications and integration products. We have relationships with third parties to develop several of our applications, either through joint royalty relationships or on a contract basis. Under special contract and programs, we jointly develop best of breed software applications with our customers and typically retain the right to generalize the application for use with other customers. A critical focus of our research and development alliances is to increase the number and scope of customer-facing, supplier-facing and industry-specific applications and integrations. We have also established relationships with third-parties to develop several of our application products and the majority of our integration products pursuant to which we typically pay the third party a royalty in connection with the license of these products by our customers. These relationships have allowed us to increase the number of application and integration products we offer to customers. We market, license and support our application and integration products through our direct sales organizations, alliance partners and distributors around the globe. We also work with our customers, systems integrators and complementary technology vendors to extend our integration products to supply chain management, customer relationship management, component supplier management and additional product data management applications. Our research and development expenses were $29.1 million, $23.0 million, and $26.4 million for fiscal 2005, 2004, and 2003, respectively. We expect to increase our internal research and development efforts, as well as our third-party research and development, in fiscal 2006.

Selling and Marketing

We market and license our software solutions through our direct sales organization, distributors and other business alliances. We have 17 sales offices in North America, six in Europe and three in Asia/Pacific. Our European, Middle East and Africa, or EMEA, offices are located in Amsterdam, the Netherlands with other offices in Coventry, England; Paris, France; Ismaning and Stuttgart, Germany; and Milan, Italy. Our Asia/Pacific offices are located in Tokyo, Japan, Seoul, Korea, and Singapore. We plan to expand our reach into the market through an expanded direct approach and a more focused solution selling indirect model targeted to high growth areas.

Most of the licensing of our software solutions in North America is made by our direct sales organization, although we are building our indirect sales channels to reach additional markets. In EMEA, we market, license and service our products through both our direct sales force and distributors, while in Asia/Pacific, we rely primarily on our network of distributors and resellers, with assistance from our direct sales force. Our network of domestic and international distributors and resellers is comprised of approximately 35 companies.

Our sales team, which includes our direct sales and technical professionals as well as our alliance partners, works closely with customers to identify short-term needs and long-term goals and then to develop a proposal to address customers’ requirements. Our sales process is focused around understanding the needs of our customers and prospects, demonstrating the business value of our solutions and on providing solutions that clearly address their business challenges. The sales cycle for our products ranges from one to nine months based on the customer’s need to rapidly implement a solution and whether the customer is new or is extending or upgrading its existing implementation.

We have a Customer Success Center, located at our corporate headquarters in Westford, Massachusetts, to support our global sales efforts. Our Customer Success Center provides the facilities necessary to help customers and prospective customers identify their goals and achieve their objectives through interaction with us. Our Customer Success Center is open to all our customers and prospective customers for strategy and technical meetings, as well as for training.

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

Alliances

The principal goals of our alliance program are to expand the global market acceptance of our collaborative PLM solutions, extend our global resources and help our customers quickly realize the benefits of our collaborative PLM solutions. Together with our alliance partners, we leverage our mutual strengths in the marketplace to deliver comprehensive PLM solutions. We form alliances with industry-leading software, platform and services companies for enhanced service delivery, joint sales, marketing, distribution, design and development.

Systems Integrators

We have established strategic relationships with more than 50 global and regional systems integration partners that provide expertise in a number of areas including MatrixOne solution implementations, solution selection, business consulting, business process re-engineering, development of best practices and business processes, solution integration and specific industries. Our systems integration partners include Accenture, Atos Origin, Bearing Point, Capgemini, Computer Sciences Corporation, gedas, Hewlett Packard, IBM Global Services, Infosys Technologies, NS Solutions, Satyam Computer Services, Scandent, Sogeti and Tata Consulting Services.

Independent Software Vendors (ISVs)

Our ISV partners, who include application developers and software solution providers, extend our collaborative PLM solutions with their suite of additional integrations and complementary applications. Our ISV partners include Inova Engineering GmbH, International TechneGroup, Inc. (ITI Transcendata), Productivity Engineering GmbH, Spicer Corporation, Telelogic AB and Verity, Inc.

Original Equipment Manufacturers (OEMs)

We work with OEM partners to deliver the power of our collaboration PLM solutions as part of their own products. OEMs offer vertical solutions for a specific industry or market and add our products to their own solutions, or embed our technology into their software.

Through our alliance relationship with Cadence Design Systems, we are also providing solutions tailored specifically to the global electronics industry, a growing market segment that is beginning to involve product development activities across all major vertical markets as electronics continue to proliferate into all product categories. Our relationship with Cadence includes an OEM agreement under which Cadence embeds MatrixOne technology into design and library management environments that are marketed and supported directly by Cadence for printed circuit board (“PCB”) design.

Platform Partners

Our platform partners enable our customers to take advantage of technological advances and simultaneously extend the value of their investments in existing infrastructure and information systems. Our close relationship with major hardware vendors helps us develop solutions with maximum stability, security, performance and scalability. In addition, our relationships with database, middleware, operating systems and networking software companies enable our collaborative PLM solutions to run in diverse and rapidly evolving software environments and enhance the open architecture of our software, thereby enabling interoperable collaboration capabilities. Our platform partners include Hewlett-Packard, IBM, Sun Microsystems and BEA Systems.

Resellers

We work with several types of resellers to deliver, implement and support our collaborative PLM solutions:

•	We work with value-added resellers (“VARs”) in certain geographical regions or market segments, which in turn provide a total solution of software, implementation services and their own added-value products and services. Our customers use VARs for industry-specific solutions, particular professional services expertise, or the ability to leverage third-party systems.

•	Distributors provide a sales and services channel for our customers in geographic areas where we may not have local, direct coverage. Distributors license, implement, extend and support our solutions and may also offer specific industry, application or technical know-how.

•	We collaborate with other resellers, to market to and serve the needs for advanced PLM technology of small to medium sized enterprises. We have a well defined strategy to focus on certain key industrial markets – such as medical device, apparel and automotive supply – with these channel partners.

Competition

The market for collaborative PLM software is intensely competitive, highly fragmented and changing rapidly. We compete against different companies depending on the geographic region, the size and industry of the potential customer and the scope of the proposed solution. We currently compete against:

•	in-house development efforts by potential customers;

•	vendors with CAD product backgrounds such as Dassault Systems, Parametric Technology and UGS;

•	vendors with ERP product backgrounds such as Oracle and SAP;

•	vendors providing some aspects of PLM functionality such as Agile Software;

•	emerging companies focused on enterprise application integration and eBusiness; and

•	vendors that focus on specific industrial or geographic markets.

We expect that competition will increase as a result of continued increased usage of the Internet and ongoing software industry consolidation. Moreover, a number of enterprise software companies have acquired providers of point solutions to expand their product lines and vendors with various product backgrounds continue to enter the PLM market. Our competitors may also package their products in a manner that may discourage customers from licensing our software. Current and potential competitors may establish cooperative relationships among themselves or with third-parties or may adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significantly greater combined resources than we do with which to compete against us.

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

We have six patents issued in the United States, one patent issued in Taiwan, four U.S. patents pending, one of which has been published, and one European Regional patent that has been published. It is possible that no patents may issue from these applications. We have twenty registered trademarks in the United States. In addition, we have thirty-six registered trademarks in various foreign jurisdictions.

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

Employees

As of July 2, 2005, we had a total of 481 employees. Of the total employees, 124 were in product development, engineering or systems engineering, 137 in sales and marketing, 178 in services and 42 in operational, financial and administrative functions.

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

ITEM 3: LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York (“Court”). The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, names us as a defendant along with two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers, and that we and the two named officers engaged in fraudulent practices with respect to the underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. Pursuant to a stipulation between the parties, our two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On February 19, 2003, the Court ruled on a motion to dismiss the complaint that had been filed by us, along with the three hundred plus other publicly-

traded companies that have been named by various plaintiffs in substantially similar lawsuits. The Court granted our motion to dismiss the claim filed against it under Section 10(b) of the Securities Exchange Act of 1934, but denied our motion to dismiss the claim filed against it under Section 11 of the Securities Act of 1933, as it denied the motions under this statute for virtually every other company sued in the substantially similar lawsuits.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended July 2, 2005, through the solicitation of proxies or otherwise.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 26, 2005, our common stock has been quoted on the NASDAQ National Market under the symbol “MONEE.” Prior to May 26, 2005, our common stock was quoted on the NASDAQ National Market under the symbol “MONE”. The price range per share reflected in the table below is the high and low bid information for our common stock as reported by NASDAQ for the periods indicated.

	High	Low
Fiscal year ended July 2, 2005:
First quarter	$6.58	$4.45
Second quarter	$7.08	$5.35
Third quarter	$6.72	$4.16
Fourth quarter	$5.15	$3.87

Fiscal year ended July 3, 2004:
First quarter	$6.50	$4.08
Second quarter	$6.97	$4.12
Third quarter	$8.20	$5.52
Fourth quarter	$8.73	$5.94

On October 25, 2005, there were approximately 427 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On October 25, 2005, the last reported sale price per share of our common stock on the NASDAQ National Market was $5.00.

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

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through July 2, 2005, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $12.4 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain businesses and technology aggregating $6.6 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $14.5 million of working capital to fund our operations.

On August 4, 2004, we acquired Synchronicity Software, Inc. (“Synchronicity”) for approximately $4.5 million in cash and approximately 2.3 million shares of our common stock valued at $5.37 per share. The shares of our common stock were issued to holders of Synchronicity convertible notes and shares of certain series of Synchronicity preferred stock in reliance upon the registration exemption of Section 4(2) and Rule 506 of the Securities Act of 1933, as amended, based on information regarding those holders.

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6: SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in Notes 3 and 13 of the Notes to the Consolidated Financial Statements, the financial statements for fiscal years 2004, 2003, 2002, 2001, 2000 and 1999 and for the fiscal quarters therein, along with the first two quarters of fiscal 2005, have been restated. Fiscal years 2000 and 1999 are not presented and are unaudited. The selected consolidated statement of operations data set forth below for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003 and the consolidated balance sheet data as of July 2, 2005 and July 3, 2004 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
					(Unaudited)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software license	$47,300	$38,747	$38,006	$45,289	$78,294
Service	76,754	70,830	67,015	73,660	61,144

Total revenues	124,054	109,577	105,021	118,949	139,438

Cost of revenues:
Software license	4,287	3,223	3,363	3,557	7,996
Amortization of purchased technology	731	—	—	—	—
Service	49,472	46,218	46,467	54,118	45,339

Total cost of revenues	54,490	49,441	49,830	57,675	53,335

Gross profit	69,564	60,136	55,191	61,274	86,103

Operating expenses:
Selling and marketing	44,638	36,621	41,530	48,154	55,446
Research and development	29,080	23,028	26,377	31,218	20,149
General and administrative	16,030	10,256	10,485	11,503	10,399
Amortization of intangible assets	414	—	—	—	—
Stock-based compensation	—	567	3,195	3,910	4,142
Restructuring charges	—	1,751	3,423	2,812	—
Asset impairment and disposal charges	—	1,680	—	—	—

Total operating expenses	90,162	73,903	85,010	97,597	90,136

Income (loss) from operations	(20,598)	(13,767)	(29,819)	(36,323)	(4,033)
Other income (expense), net	1,780	1,393	1,908	3,399	8,940
Provision for income taxes	1,503	32	291	100	1,465

Income (loss) from continuing operations	(20,321)	(12,406)	(28,202)	(33,024)	3,442
Income from discontinued operations	—	—	—	—	1,025

Net income (loss)	$(20,321)	$(12,406)	$(28,202)	$(33,024)	$4,467

Basic net income (loss) per share:
Continuing operations	$(0.40)	$(0.26)	$(0.59)	$(0.72)	$0.08
Discontinued operations	—	—	—	—	0.02

Net income (loss)	$(0.40)	$(0.26)	$(0.59)	$(0.72)	$0.10

Shares used in computation	51,238	48,411	47,489	46,147	43,543

Diluted net income (loss) per share:
Continuing operations	$(0.40)	$(0.26)	$(0.59)	$(0.72)	$0.07
Discontinued operations	—	—	—	—	0.02

Net income (loss)	$(0.40)	$(0.26)	$(0.59)	$(0.72)	$0.09

Shares used in computation	51,238	48,411	47,489	46,147	50,357

	As of
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
					(Unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,677	$118,414	$127,665	$139,642	$156,349
Working capital	$79,104	$100,535	$104,517	$123,480	$150,601
Total assets	$172,960	$159,378	$168,078	$198,858	$218,070
Total stockholders’ equity	$101,782	$107,946	$117,648	$140,953	$165,724

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis gives effect to the restatement described in Note 3 of the Notes to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Business Overview

MatrixOne, Inc. is a provider of collaborative product lifecycle management (“PLM”) solutions. Our solutions enable companies from a broad range of industries to accelerate innovation and time to market and drive efficiencies into the product development processes by allowing for the collaborative development, building and management of their products. Our solutions bring together people, processes, content and systems throughout global value chains of employees, customers, suppliers and partners to achieve a competitive advantage by bringing the right products and services to market cost-effectively. By unifying and streamlining processes across the product lifecycle, companies can easily work on projects with parties inside and outside of their enterprises to achieve greater efficiency and profitability. In addition, our technology enables companies to adapt, react and scale quickly to address their ever-changing business requirements.

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

The first element of our strategy is focused on driving adoption of our collaborative PLM solutions by new customers. We believe that revenue from new customers is the industry’s best indicator of competitive market strength today and market share growth in the future. Many companies which deploy PLM solutions tend to start with a specific business problem, and after successfully solving that business problem, develop the confidence and funding to address adjacent business problems – thereby creating additional selling opportunities for us. To target and serve these potential new customers, we work collaboratively with our key alliance partners.

The second element of our strategy is predicated on upgrading our growing base of existing customers to the latest releases of our solutions. The latest major release, Matrix10, includes significant enhancements in security, scalability, and interoperability compared to previous releases of our product offerings. Because many of our existing customers operate with previous releases of our products, we believe that there are opportunities to grow software license and professional services revenue by effectively upgrading our installed base of customers to Matrix10, which may result in the licensing of additional software products and the commencement of additional professional services engagements both during and after the upgrade.

The third element of our strategy is focused on extending our position in key industrial markets. We license our PLM solutions primarily in eight industrial markets: aerospace and defense, automotive, consumer products, financial services, machinery, high technology, medical devices, and the process industries. To gain market leadership in each of these industrial markets, a core part of our growth strategy is to: leverage our strong horizontal PLM capabilities; develop and market focused variations of our core product offerings to meet the needs of industry-specific business processes; develop the deep domain expertise of our workforce in the industrial markets in which we compete; and develop and leverage alliance partnerships with key system integration partners, original equipment manufacturers, and complementary hardware and software providers.

Financial Overview

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for fiscal 2005, 2004 and 2003 were as follows:

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
North America	$68,764	$57,200	$60,600
Europe	41,454	38,361	28,967
Asia/Pacific	13,836	14,016	15,454

	$124,054	$109,577	$105,021

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the twelve months ended July 2, 2005 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $2.5 million lower.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of July 2, 2005, we had an accumulated deficit of approximately $128.1 million. If our operating expenses are higher than we anticipate or our revenues are lower than anticipated, we may incur significant net losses in fiscal 2006 and beyond.

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

We primarily provide the following four types of software license arrangements:

•	Perpetual software license - we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time-based license - we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time-based license - we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support for such arrangements, both the software license and maintenance and customer support fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed and determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

If a customer is provided extended payment terms, revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided access to the electronic software files.

In accordance with our agreements with our value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license our software to its customers (“end users”). Therefore, we have no obligation to the Alliance Partner’s end users. Accordingly, we recognize software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of an arrangement with the ultimate end user, delivery of the software to the Alliance Partner and when all other revenue recognition criteria, including fulfillment of all obligations and commitments, are met.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services generally are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues and related software license revenues are recognized upon customer acceptance or upon delivery of the future deliverables. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was $0.7 million at July 2, 2005 and $0.9 million at July 3, 2004.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to:

•	future expected cash flows from software license sales, maintenance and customer support agreements, consulting contracts, customer contracts and related customer relationships and acquired developed technologies and trademarks and trade names;

•	expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed;

•	the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used by the combined company; and

•	discount rates.

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

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We evaluate the impairment of goodwill annually in our fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting segment (see Note 12 of our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K) and one reporting unit. Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Impairment of Long-Lived Assets

We are required to record an impairment charge on long-lived tangible and finite-lived intangible assets when we determine that the carrying value of these assets may not be recoverable. As a result of the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors. Significant management judgment is required in: identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived assets. Changes or inaccuracies in our judgments, estimates and assumptions could materially impact our determination of the existence or size of any impairment. We may be required to record material impairment charges should different conditions prevail or different judgments be made.

Deferred Tax Assets

Under applicable accounting criteria, we record a valuation allowance to reduce our deferred tax assets to the estimated amount that is more likely than not to be realized. During our assessment of the valuation allowance, we consider future taxable income and ongoing tax planning strategies on a consolidated basis and in the tax jurisdictions in which we operate. We have recorded a valuation allowance against our deferred tax assets due to the fact it is more likely than not that the deferred tax assets will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis. For additional information regarding our deferred tax assets and the related valuation allowance, refer to Note 8 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Professional Services Warranty

Our professional services are generally warranted to be performed in a workmanlike manner. In the event the customer requests the work be corrected, we generally will provide these additional professional services at no charge to comply with our warranty obligations and to ensure customer satisfaction.

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.3 million at both July 2, 2005 and July 3, 2004. For additional information regarding the activity related to our warranty accrual, refer to Note 7 to our Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. These historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
Revenues:
Software license	38.1%	35.4%	36.2%
Service	61.9	64.6	63.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software license	3.4	2.9	3.2
Amortization of purchased technology	0.6	—	—
Service	39.9	42.2	44.2

Total cost of revenues	43.9	45.1	47.4

Gross profit	56.1	54.9	52.6

Operating expenses:
Selling and marketing	36.0	33.4	39.5
Research and development	23.5	21.0	25.1
General and administrative	12.9	9.4	10.0
Amortization of intangibles	0.3	—	—
Stock-based compensation	—	0.5	3.0
Restructuring charges	—	1.6	3.3
Asset impairment and disposal charges	—	1.5	—

Total operating expenses	72.7	67.4	80.9

Loss from operations	(16.6)	(12.5)	(28.3)
Other income, net	1.4	1.2	1.7
Provision for income taxes	1.2	0.0	0.3

Net loss	(16.4)%	(11.3)%	(26.9)%

Comparison of the Fiscal Years Ended July 2, 2005 and July 3, 2004

Software license revenues. We derive our software license revenues principally from licensing our collaborative PLM solutions including our Matrix PLM Platform, Business Process Applications and Enterprise Integrations.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for fiscal 2005 and fiscal 2004 were as follows:

	Year Ended
(In thousands, except transaction volumes)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Matrix PLM Platform	$14,943	$18,454	$(3,511)	(19.0)%
Business Process Applications	23,149	16,263	6,886	42.3%
Enterprise Integrations	9,208	4,030	5,178	128.5%

Total software license revenues	$47,300	$38,747	8,553	22.1%

Number of software license transactions recognized(1)	320	218	102	46.8%
Number of software license transactions in excess of $1.0 million recognized(1)	8	4	4	100.0%

(1)	Excludes transactions recognized on a ratable basis.

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for fiscal 2005 and fiscal 2004 were as follows:

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
North America	$24,559	$17,567	$6,992	39.8%
Europe	15,667	13,675	1,992	14.6%
Asia/Pacific	7,074	7,505	(431)	(5.7)%

Total software license revenues	$47,300	$38,747	$8,553	22.1%

Software license revenues increased primarily due to an improvement in sales force productivity and incremental software license revenue related to the acquisitions of Synchronicity and Centor. As a result of these factors, the number of software license transactions, software license transactions with new customers and software license transactions in excess of $1.0 million have increased.

Software license revenues from our Matrix PLM Platform decreased in fiscal 2005 due to a lower average dollar amount per transaction as compared to fiscal 2004. Software license revenues from our Business Process Applications increased during fiscal 2005 primarily due to incremental software license revenue related to the addition of the Synchronicity and Centor suites of products. Software license revenues from our Enterprise Integration Products increased as a result of an increase in the number of software license transactions that included our Enterprise Integration Products and the introduction of several new integration products.

Software license revenues in Asia/Pacific decreased in fiscal 2005 due to both a reduction in the number of software license transactions in excess of $1.0 million and the number of software license transactions. However, during fiscal 2005, the number of software license transactions with new customers in Asia Pacific increased. During fiscal 2005, software license revenues in Europe increased primarily as a result of two software license transactions in excess of $1.0 million, an increase in the number of transactions with both new and existing customers and incremental software license revenue related to the acquisition of Synchronicity. Software license revenues in North America increased primarily as a result of two additional license transactions in excess of $1.0 million, incremental software license revenue related to the acquisitions of Synchronicity and Centor and an increase in the number of license software transactions with both new and existing customers.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for fiscal 2005 and fiscal 2004 were as follows:

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Maintenance revenues	$40,371	$34,469	$5,902	17.1%
Professional services revenues	33,619	34,398	(779)	(2.3)%
Training revenues	2,764	1,963	801	40.8%

Total service revenues	$76,754	$70,830	$5,924	8.4%

Maintenance as a percentage of service revenues	52.6%	48.7%	3.9%

Service revenues increased primarily as a result of incremental maintenance revenues related to the acquisition of Synchronicity and continued expansion of our maintenance base as a result of the growth in our software license revenue. Professional services revenues decreased due to the deferral of professional services revenue related to certain customer arrangements that included certain commitments to provide further software functionality. Training revenues can fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products. The increase in training revenue during fiscal 2005 reflects the growth in the number of new customers.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration products licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed to third-parties for our Business Process Applications and Enterprise Integration offerings.

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Cost of software licenses	$4,287	$3,223	$1,064	33.0%
Amortization of purchased technology	731	—	731	100.0%

Total cost of software licenses	$5,018	$3,223	$1,795	55.7%

Cost of software licenses increased due to a $1.3 million increase in royalties resulting from increased product revenues of our Enterprise Integration offerings, which was slightly offset by a $0.3 million decrease in royalties due to a favorable mix of Business Process Applications with no related third party royalties. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition, which are amortized on a straight-line basis over their estimated useful lives of three to seven years.

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

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Cost of services	$49,472	$46,218	$3,254	7.0%

Cost of services increased primarily due to a $2.5 million increase in personnel costs as a result of an expansion of our professional services organization, our acquisition of Synchronicity and a $1.2 million increase in offshore, domestic and international contractor expense to support the growth in our global implementations. The increases in personnel and contractor expenses were slightly offset by reductions in depreciation and other general operating expenses.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Gross profit on software license revenues	$42,282	$35,524	$6,758	19.0%
Gross profit on service revenues	27,282	24,612	2,670	10.8%

Total gross profit	$69,564	$60,136	$9,428	15.7%

Gross margin on software license revenues	89.4%	91.7%	(2.3)%
Gross margin on service revenues	35.5%	34.7%	0.8%
Total gross margin	56.1%	54.9%	1.2%

Percentage of total revenues derived from software license revenues	38.1%	35.4%	2.7%
Percentage of total revenues derived from service revenues	61.9%	64.6%	(2.7)%

Total gross profit and gross margin increased primarily due to an increase in software license revenues, the increase in the proportion of total revenues derived from software license revenues and an improvement in gross margin on service revenues. Gross margin on software license revenues decreased due to the incremental software revenues and related royalties from our Enterprise Integration offerings. Gross profit and gross margin on service revenues increased primarily due to the growth in higher margin maintenance revenues as well as the growth in training revenues.

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

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Selling and marketing expenses	$44,638	$36,621	$8,017	21.9%
Selling and marketing expenses as a percentage of total revenues	36.0%	33.4%	2.6%

Selling and marketing expenses increased primarily due to a $5.0 million increase in personnel and travel related costs as a result of our acquisition of Synchronicity and the growth in the size of our sales organization. Marketing events and public relations increased $0.5 million. In addition, commission expense increased $2.5 million due to the increase in software license revenues.

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

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Research and development expenses	$29,080	$23,028	$6,052	26.3%
Research and development expenses as a percentage of total revenues	23.5%	21.0%	2.4%

Research and development expenses increased during fiscal 2005 primarily due to a $4.1 million and $2.0 million increase in personnel costs and contractor costs, respectively, as a result of our acquisitions of Synchronicity and Centor.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
General and administrative expenses	$16,030	$10,256	$5,774	56.3%
General and administrative expenses as a percentage of total revenues	12.9%	9.4%	3.5%

General and administrative expenses in fiscal 2005 includes $4.6 million in audit, legal and forensic accounting expenses related to the investigation of our revenue recognition practices and the restatement of our financial statements, and $0.9 million related to the testing of our internal controls over financial reporting and increased audit fees. General and administrative expenses also increased during fiscal 2005 as a result of a charge of approximately $0.4 million related to a separation arrangement with our former Chief Financial Officer and additional temporary help and contractor costs.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets of four to ten years.

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
Amortization of intangible assets	$414	—	$414	100.0%
Amortization of intangible assets as a percentage of total revenues	0.3%	—	0.3%

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

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
Stock-based compensation expenses	—	$567	$(567)	(100.0)%
Stock-based compensation expenses as a percentage of total revenues	—	0.5%	(0.5)%

The deferred stock-based compensation was completely amortized as of the three month period ended January 3, 2004 when the options outstanding became fully vested.

Restructuring charges. As discussed in the comparison of the fiscal years ended July 3, 2004 and June 28, 2003, in October 2003, April 2003, and October 2002, we implemented restructuring programs to reduce our expenses. Substantially all such expenses were paid by July 2, 2005.

Asset impairment and disposal charges. As discussed in the comparison of the fiscal years ended July 3, 2004 and June 28, 2003, in conjunction with the October 2003 restructuring program, we recorded an asset impairment charge of $1.2 million and an asset abandonment and disposal charge of $0.5 million in fiscal 2004.

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Year Ended
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
Other income (expense), net	$1,780	$1,393	$387	27.8%

Other income increased primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During fiscal 2005, we recorded a provision for income taxes of $1.5 million consisting of an estimated foreign tax audit settlement of $0.6 million, a deferred tax liability of $0.3 million related to amortization of goodwill for tax purposes related to our acquisitions and current U.S. federal, state and foreign taxes. During fiscal 2004 we recorded a provision for income taxes of less than $0.1 million, primarily consisting of current U.S. federal, state and foreign taxes.

Comparison of the Fiscal Years Ended July 3, 2004 and June 28, 2003

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for fiscal 2004 and fiscal 2003 were as follows:

	Year Ended
(In thousands, except transaction volumes)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Matrix PLM Platform	$18,454	$16,397	$2,057	12.5%
Business Process Applications	16,263	17,519	(1,256)	(7.2)%
Enterprise Integrations	4,030	4,090	(60)	(1.5)%

Total software license revenues	$38,747	$38,006	$741	1.9%

Number of software license transactions recognized(1)	218	180	38	21.1%
Number of software license transactions in excess of $1.0 million recognized(1)	4	7	(3)	(42.9)%

(1)	Excludes transactions recognized on a ratable basis.

Software license revenues by geographic region for fiscal 2004 and fiscal 2003 were as follows:

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
North America	$17,567	$20,421	$(2,854)	(14.0)%
Europe	13,675	8,632	5,043	58.4%
Asia/Pacific	7,505	8,953	(1,448)	(16.2)%

Total software license revenues	$38,747	$38,006	$741	1.9%

Software license revenues increased slightly primarily due to improved sales execution and an increase in the number of software license transactions, offset by the continued weakness in information technology spending for PLM software and fewer software license transactions in excess of $1.0.

Software license revenues decreased in North America during fiscal 2004 due to fewer software license transactions in excess of $1.0 million as compared to the same period last year primarily due to the factors previously discussed. During fiscal 2003, software license revenues in North America included seven software license transactions in excess of $1.0 million, compared to four during fiscal 2004. During fiscal 2004, software license revenues in Europe increased primarily as a result of two multi-million dollar software license transactions with new customers.

Software license revenues from our Matrix PLM Platform increased $2.1 million in fiscal 2004 due to an increase in the number of software license transactions with new customers, which was offset by a $1.3 million decrease in Business Process Applications revenues.

Service revenues. The components of our services revenues for fiscal 2004 and fiscal 2003 were as follows:

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Maintenance revenues	$34,469	$32,357	$2,112	6.5%
Professional services revenues	34,398	32,645	1,753	5.4%
Training revenues	1,963	2,013	(50)	(2.5)%

Total service revenues	$70,830	$67,015	$3,815	5.7%

Maintenance as a percentage of service revenues	48.7%	48.3%	0.4%	—

Service revenues increased due to an increase in professional services and maintenance revenues. During fiscal 2004, maintenance revenues increased primarily due to an increase in our maintenance revenue base as a result of new software license transactions. Professional services revenues increased during fiscal 2004 primarily as a result of projects related to upgrading our installed base of customers to Matrix10, expansion of existing customer implementations and an increase in projects with new customers during the later periods of fiscal 2004. Training revenues fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Cost of software licenses	$3,223	$3,363	$(140)	(4.2)%

Cost of software licenses decreased $0.1 million due to a $0.9 million decrease in royalties on our Enterprise Integration products primarily due to decreases in certain contractual royalty rates, offset by a $0.7 million increase in Business Process Application royalties, primarily due to the introduction of a new application.

Cost of services.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Cost of services	$46,218	$46,467	$(249)	(0.5)%

Personnel, recruiting, training, travel and depreciation expense decreased $2.7 million as a result of our restructuring programs and cost saving initiatives. The reduction in these costs was primarily offset by a $2.5 million increase in the cost of independent systems integrators.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Gross profit on software license revenues	$35,524	$34,643	$881	2.5%
Gross profit on service revenues	24,612	20,548	4,064	19.8%

Total gross profit	$60,136	$55,191	$4,945	9.0%

Gross margin on software license revenues	91.7%	91.2%	0.5%	—
Gross margin on service revenues	34.7%	30.7%	4.0%	—
Total gross margin	54.9%	52.6%	2.3%	—

Percentage of total revenues derived from software license revenues	35.4%	36.2%	(0.8)%	—

Percentage of total revenues derived from service revenues	64.6%	63.8%	0.8%	—

Total gross profit and gross margin increased during fiscal 2004 primarily due to an increase in both gross margin and gross profit on service revenues as a result of our cost saving initiatives and an increase in the proportion of our service revenues derived from maintenance revenues. Gross margin on services increased during fiscal 2004 primarily due to a reduction in personnel, personnel recruiting and training, and travel costs as a result of our restructuring programs and cost saving initiatives and an increase in the proportion of our service revenues derived from maintenance revenues.

Selling and marketing.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Selling and marketing expenses	$36,621	$41,530	$(4,909)	(11.8)%
Selling and marketing expenses as a percentage of total revenues	33.4%	39.5%	(6.1)%	—

Selling and marketing expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $4.6 million decrease in personnel and travel costs, as a result of our restructuring programs and cost saving initiatives, and a $0.3 million decrease in expenses related to user group, trade shows and other events, which included the MatrixOne Global Customer Conference.

Research and development.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Research and development expenses	$23,028	$26,377	$(3,349)	(12.7)%
Research and development expenses as a percentage of total revenues	21.0%	25.1%	(4.1)%	—

Research and development expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $1.7 million decrease in personnel costs, a $0.8 million decrease in facilities and other discretionary costs as a result of our restructuring programs and cost saving initiatives and a $0.8 million decrease in third party development costs.

General and administrative.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
General and administrative expenses	$10,256	$10,485	$(229)	(2.2)%
General and administrative expenses as a percentage of total revenues	9.4%	10.0%	(0.6)%	—

General and administrative expenses decreased both in absolute dollars and as a percentage of total revenues primarily due to a $0.4 million change in our provision for doubtful accounts offset by a slight increase in other general expenses.

Stock-based compensation.

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
Stock-based compensation expenses	$567	$3,195	$(2,628)	(82.3)%
Stock-based compensation expenses as a percentage of total revenues	0.5%	3.0%	(2.5)%	—

Stock-based compensation decreased due to a decrease in amortization as a result of the termination of the vesting of certain stock options and the forfeitures of terminated employees’ stock options primarily related to our restructuring programs. The remaining options subject to vesting became fully vested during the year ended July 3, 2004 and, therefore, deferred stock-based compensation was completely amortized during that year.

Restructuring charges.

In October 2003, April 2003, and October 2002, we implemented restructuring programs to reduce our expenses.

October 2003 Restructuring Program

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2003 we implemented a restructuring program to reduce expenses to align our operations and cost structure with current and projected market conditions (the “October 2003 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations and the closure and consolidation of certain offices.

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

April 2003 Restructuring Program

In April 2003, we reorganized certain of our operations to reduce expenses and to better align our management structure with our strategic initiatives (the “April 2003 restructuring program”). The April 2003 restructuring program consisted of the elimination of certain positions, primarily at the Vice President and Director level.

The April 2003 restructuring program included a reduction in workforce of 13 employees, consisting of seven employees in selling and marketing, four employees in research and development and two employees in general and administration. The costs related to the reduction in workforce include severance, fringe benefits and other related costs.

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of July 2, 2005 and July 3, 2004 were as follows:

(In thousands)	Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(259)
Non-cash adjustments – fiscal 2004	95

Accrual balance as of July 3, 2004	92
Cash payments – fiscal 2005	(43)

Accrual balance as of July 2, 2005	$49

The non-cash adjustments during fiscal 2004 reflect additional employee severance related costs. The April 2003 restructuring program was substantially completed during fiscal 2004. The remaining cash payment is expected to be made upon settlement of a dispute with an employee terminated pursuant to the plan.

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

Asset impairment and disposal charges. In conjunction with the October 2003 restructuring program, we evaluated the recoverability of certain of our assets. Based on this evaluation, we determined that certain capitalized software would not be recoverable due to our inability to utilize and maintain this software as a result of the termination of certain operational and technical personnel and the reorganization of certain departments. Accordingly, we recorded an asset impairment charge of $1.2 million, which represented the net book value of this software as of the evaluation date. In addition, in conjunction with the closure and consolidation of certain office facilities, we abandoned or disposed of certain office equipment and leasehold improvements that could not be transferred to or used by the remaining offices and recorded an asset abandonment and disposal charge of $0.5 million, which represented the net book value of these assets on the date of the abandonment or disposal.

Other income (expense).

	Year Ended
(In thousands)	July 3, 2004	June 28, 2003	Increase (Decrease)	Percentage Increase (Decrease)
	(As Restated)	(As Restated)
Other income (expense), net	$1,393	$1,908	$(515)	(27.0)%

Other income decreased primarily due to a decrease in interest income of $0.8 million as a result of lower yields on our investments resulting from a decrease in market interest rates and lower levels of cash available for investment, partially offset by a $0.3 million increase in realized and unrealized gains on foreign currency transactions.

Provision for income taxes. During fiscal 2003, we recorded provisions for income taxes of $0.3 million related to minimum taxes in certain domestic and foreign tax jurisdictions.

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

	As of
(In thousands)	July 2, 2005	July 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)
		(As Restated)
Cash and cash equivalents	$107,677	$118,414	$(10,737)	(9.1)%
Working capital	$79,104	$100,535	$(21,431)	(21.3)%

During fiscal 2005, our cash and cash equivalents and working capital decreased primarily due to our loss from operations and the cash paid for acquisitions.

The following sets forth information relating to the sources and uses of our cash.

(In thousands)	July 2, 2005	Year Ended July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
Net cash used in operating activities	$(2,580)	$(11,510)	$(11,820)
Net cash used in investing activities	$(8,377)	$(732)	$(1,884)
Net cash provided by financing activities	$633	$1,912	$605

	Three Months Ended
	July 2, 2005	July 3, 2004
		(As Restated)
Days sales outstanding	80	80

Net cash used in operating activities for fiscal 2005 resulted primarily from our net loss and an increase in prepaid expenses and other current assets, offset by non-cash depreciation and amortization expenses, increases in deferred revenue and increases in accounts payable and accrued expenses, due to the timing of certain disbursements. Net cash used in operating activities for fiscal 2004 resulted primarily from our net loss, increases in our accounts receivable at July 3, 2004 due to an increase in our revenues during the fourth quarter of fiscal 2004 and a decrease in accounts payable and accrued expenses due to the timing of certain disbursements. This net use of cash was partially offset by non-cash depreciation, amortization expenses and non-cash stock based compensation.

Net cash used in investing activities for fiscal 2005 reflects net cash payments related to acquisitions aggregating approximately $6.6 million for Synchronicity and Centor of $4.6 million and $2.0 million respectively, and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $1.9 million. Net cash used in investing activities for fiscal 2004 reflects $1.1 million of investments in computer hardware and software and leasehold improvements related to the consolidation of certain offices in conjunction with our October 2003 restructuring program. We expect that capital expenditures for the next 12 months will be approximately $3.0 million, primarily for the acquisition of computer hardware and software.

Net cash provided by financing activities for fiscal 2005 includes the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan aggregating $2.1 million offset by a $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition. Net cash provided by financing activities for fiscal 2004 consists of the proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $1.0 million and $0.9 million, respectively.

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

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP FAS 109-2). The American Jobs Creation Act (“AJCA”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 was effective immediately, the standard allows additional time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are currently evaluating the merits of repatriating funds under the AJCA and have not yet determined the impact of this statement on us. It has been our practice to indefinitely reinvest all foreign earnings into our foreign operations. Should we determine that we plan to repatriate any of our foreign earnings, we will be required to establish a deferred tax liability on such earnings through a charge to our income tax provision.

Commitments and Contractual Obligations

Our commitments and contractual obligations for which we guarantee or contract for a minimum amount of fees primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay software license fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations for which we guarantee or have minimum fees due consisted of the following as of July 2, 2005:

(In thousands)	2006	2007	2008	2009	2010	Thereafter
Leases	$4,695	$3,504	$2,891	$2,147	$1,906	$991
Development agreements	1,917	—	—	—	—	—
Minimum royalty fees	431	13	—	—	—	—
Other contractual arrangements	506	411	—	—	—	—

	$7,549	$3,928	$2,891	$2,147	$1,906	$991

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our Consolidated Financial Statements as of July 2, 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 2, 2005.

Income Taxes

As of July 2, 2005, we had available U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $153.9 million and $0.3 million of available U.S. federal and state tax credits to reduce future U.S. income taxes. These NOLs include deductions of approximately $8.5 million related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. The NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2006 through fiscal 2025, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

As of July 2, 2005, we had NOL carryforwards in certain foreign countries aggregating $41.5 million subject to certain limitations. These NOLs include deductions of approximately $5.4 million related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2006 if not utilized.

Our foreign subsidiary undistributed earnings were $0 at July 2, 2005 and $0.7 million at July 3, 2004. We do not provide U.S. taxes on our foreign subsidiaries’ undistributed earnings.

We have recorded a valuation allowance against our deferred tax assets due to the fact it is more likely than not that these deferred tax assets will not be realized. We regularly evaluate the realizability of our deferred tax assets and may adjust the valuation allowance based on such analysis.

Risk Factors

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

We have Identified Material Weaknesses in Our Disclosure Controls and Procedures and Our Internal Control Over Financial Reporting as of July 2, 2005 that, if Not Remedied Effectively, Could Result in Material Misstatements in our Financial Statements in Future Periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of July 2, 2005, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of July 2, 2005.

A material weakness is defined by as a control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We identified the following material weaknesses as of July 2, 2005:

•	inadequate communication and monitoring of policies and procedures;

•	inadequate staffing and lack of certain requisite skills within the finance and accounting organization; and

•	inadequate processes, personnel with requisite skills and competencies, and oversight to identify the full scope of our arrangements with our customers.

For further information about these material weaknesses, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” included elsewhere in this Annual Report on Form 10-K. Because of these material weaknesses, management concluded that, as of July 2, 2005, our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of July 2, 2005. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation, and our common stock may be delisted from the Nasdaq National Market. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations and auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

We can give no assurance that the measures we have taken to date or any future measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Failure or Circumvention of Our Internal Controls and Procedures Could Seriously Harm Our Business.

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

Our Financial Statements Have been Impacted, and Could Be Impacted Again, by Unauthorized and Improper Actions of Our Personnel

We recently restated previously released financial statements for fiscal 1999 through the second quarter of fiscal 2005, which was in part due to activities known to personnel employed at our Japanese subsidiary and concealed from U.S. management. Our financial statements could be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of those activities. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms, without our knowledge that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. We have implemented policies we hope will prevent and discourage such conduct, but there can be no assurance that such policies will be followed. In addition, depending on when we learn of improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

If We Are Not Current in Our Filings with the SEC, We Will Face Several Adverse Consequences.

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $20.3 million, $12.4 million and $28.2 million in fiscal 2005, 2004 and 2003, respectively. As of July 2, 2005, we had an accumulated deficit of approximately $128.1 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 35.8%, 40.9% and 35.4% of our total revenues for fiscal 2005, 2004 and 2003, respectively, were from our foreign subsidiaries. In addition, approximately 26.6%, 29.0% and 27.2% of our expenses for fiscal 2005, 2004 and 2003, respectively, were from our foreign subsidiaries. At July 2, 2005 and July 3, 2004, approximately 23.9% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. In addition, securities class actions often have been brought in connection with restatements of financial statements. We recently restated previously released financial statements for the period of fiscal 1999 through the second quarter of fiscal 2005. The expense of defending and the outcome of pending and future shareholder litigation, including the New York securities litigation described above, and the possible inadequacy of our insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

This Annual Report on Form 10-K contains restated financial statements for fiscal 1999 through the second quarter of fiscal 2005. Defending against potential litigation relating to the restatement of our consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition and require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses and may also negatively affect our relationships with our customers and employees.

Any Securities Litigation Relating to the Restatement of Our Financial Statements Could have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During fiscal 2005 our stock price fluctuated between a low bid price of $3.87 per share and a high bid price of $7.08 per share, and during fiscal 2004, our stock price fluctuated between a low bid price of $4.08 per share and a high bid price of $8.73 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our Company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

•	variations in our quarterly operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of software companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant business transactions;

•	additions or departures of key personnel;

•	the threat of additional litigation by current or former employees, customers, and shareholders;

•	sales of a substantial number of shares of our common stock in the public market by existing shareholders;

•	sales of common stock or other securities by us in the future;

•	news relating to trends in our markets; and

•	identification and disclosure of ineffective disclosure controls and procedures, including material weakness in internal controls over financial reporting.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 35.8%, 40.9% and 35.4% of our total revenues for fiscal 2005, 2004 and 2003, respectively, were from our foreign subsidiaries. In addition, approximately 26.6%, 29.0% and 27.2% of our expenses for fiscal 2005, 2004 and 2003, respectively, were from our foreign subsidiaries. At July 2, 2005 and July 3, 2004, approximately 23.9% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from the payment of intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable denominated in a currency other than the local currency and certain intercompany accounts receivable and intercompany accounts payable transactions designated for repayment. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At July 2, 2005 and July 3, 2004, there were no forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At July 2, 2005, we had $77.2 million and $2.8 million invested in the United States and Continental Europe, respectively. At July 2, 2005, the weighted average interest rate on our investments was 3.02% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

Our investments are subject to interest rate risk. All of our investments have remaining maturities of three months or less. If these short-term assets were reinvested in a declining interest rate environment, we would experience an immediate negative impact on other income. The opposite holds true in a rising interest rate environment.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s report on internal control over financial reporting is filed as part of this Annual Report on Form 10-K beginning on page M-1.

MATRIXONE, INC.

Index to Consolidated Financial Statements

The following consolidated financial statements and the related notes thereto of MatrixOne, Inc. and the Reports of Independent Auditors thereon are filed as a part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MatrixOne, Inc.:

We have audited the accompanying consolidated balance sheets of MatrixOne, Inc. and subsidiaries as of July 2, 2005 and July 3, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule for each of the three years in the period ended July 2, 2005 listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MatrixOne, Inc. and subsidiaries as of July 2, 2005 and July 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MatrixOne, Inc.’s internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 8, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 3 to the accompanying financial statements, the Company has restated its financial statements for the years ended July 3, 2004 and June 28, 2003.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MatrixOne, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that MatrixOne, Inc. did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the three material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MatrixOne, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	Inadequate communication and monitoring of policies and procedures. The Company does not have sufficient communication to employees regarding their duties and control responsibilities, and monitoring by management, to ensure adherence by its employees to its code of business conduct and revenue recognition policy; and the Company does not have sufficient communication with its employees, and monitoring by management, to ensure timely notification of actual or perceived violations of its policies and procedures. These are considered to be a deficiency that is also a material weakness in the operation of entity-level controls.

2.	Inadequate staffing and lack of certain requisite skills and competencies within the finance and accounting organization. The Company does not have a sufficient number of experienced personnel in its accounting and finance organization to facilitate the financial statements close process and permit the preparation of its financial statement in accordance with generally accepted accounting principles. The Company’s personnel also lack certain required skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of its foreign locations and ensure sufficient segregation of duties and financial management. This is considered to be a deficiency that is also a material weakness in the operation of entity-level controls.

3.	Inadequate process, personnel with requisite skills and competencies, and oversight to identify the full scope of the Company’s arrangements with its customers. The Company does not have adequate staffing or personnel with requisite skills and competencies, revenue recognition processes, financial systems and controls, and management oversight to reasonably a) ensure the prevention and detection of unauthorized arrangements with customers, b) ensure the prevention and detection of concessions primarily related to maintenance terms and conditions, c) ensure that documentation of vendor specific objective evidence of services was sufficient and d) evaluate the associated accounting implications. The Company does not have a sufficient number of personnel and personnel with the requisite skills and competencies in its accounting and finance organization to provide reasonable assurance that complex multiple element arrangements were being recorded as necessary to facilitate the financial statement close process and permit the preparation of financial statements in accordance with generally accepted accounting principles. As a result, material revenue-related adjustments have been posted to the Company’s books and records in its current and prior year financial statements.

These material weaknesses collectively resulted in the Company prematurely recognizing revenue, thereby causing, for any transaction or series of transactions, revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any particular period, costs and expenses to vary in any particular period and the Company’s net loss to be understated in an earlier period and overstated in a later period.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated November 8, 2005 on those financial statements.

In our opinion, management’s assessment that MatrixOne, Inc. did not maintain effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MatrixOne, Inc. has not maintained effective internal control over financial reporting as of July 2, 2005, based on the COSO control criteria.

Ernst & Young LLP

Boston, Massachusetts
November 8, 2005

MATRIXONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	July 2, 2005	July 3, 2004
		(As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107,677	$118,414
Accounts receivable, less allowance for doubtful accounts of $747 and $867 (As Restated)	28,620	25,862
Prepaid expenses and other current assets	8,822	5,963

Total current assets	145,119	150,239
PROPERTY AND EQUIPMENT, NET	6,096	7,062
GOODWILL	11,929	—
OTHER INTANGIBLE ASSETS, NET	7,645	—
OTHER ASSETS	2,171	2,077

	$172,960	$159,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,941	$3,862
Accrued expenses	23,034	14,592
Deferred revenue	37,040	31,250

Total current liabilities	66,015	49,704

LONG TERM DEFERRED REVENUE	5,163	1,728

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 51,771 and 48,733 shares issued and outstanding	518	487
Additional paid-in capital	227,489	213,152
Accumulated deficit	(128,088)	(107,767)
Accumulated other comprehensive income	1,863	2,074

Total stockholders’ equity	101,782	107,946

	$172,960	$159,378

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
REVENUES:
Software license	$47,300	$38,747	$38,006
Service	76,754	70,830	67,015

Total revenues	124,054	109,577	105,021

COST OF REVENUES:
Software license	4,287	3,223	3,363
Amortization of purchased technology	731	—	—
Service(1)	49,472	46,218	46,467

Total cost of revenues	54,490	49,441	49,830

Gross profit	69,564	60,136	55,191

OPERATING EXPENSES:
Selling and marketing(1)	44,638	36,621	41,530
Research and development(1)	29,080	23,028	26,377
General and administrative(1)	16,030	10,256	10,485
Amortization of intangible assets	414	—	—
Stock-based compensation(1)	—	567	3,195
Restructuring charges	—	1,751	3,423
Asset impairment and disposal charges	—	1,680	—

Total operating expenses	90,162	73,903	85,010

Loss from operations	(20,598)	(13,767)	(29,819)

OTHER INCOME (EXPENSE):
Interest income	1,962	1,187	1,946
Other income (expense), net	(182)	206	(38)

Total other income	1,780	1,393	1,908

Loss before income taxes	(18,818)	(12,374)	(27,911)
PROVISION FOR INCOME TAXES	1,503	32	291

NET LOSS	$(20,321)	$(12,406)	$(28,202)

BASIC AND DILUTED NET LOSS PER SHARE:
Net loss	$(0.40)	$(0.26)	$(0.59)

Shares used in computing basic and diluted net loss per share	51,238	48,411	47,489

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$—	$172	$812
Selling and marketing	—	165	868
Research and development	—	107	692
General and administrative	—	123	823

Total stock-based compensation	$—	$567	$3,195

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
					(As Restated)	(As Restated)	(As Restated)	(As Restated)
BALANCE, JUNE 29, 2002 (as restated)	47,030	$470	$210,788	$(3,898)	$(67,159)		$752	$140,953
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	$1,097	1,097	1,097
Net loss	—	—	—	—	(28,202)	(28,202)	—	(28,202)

Comprehensive loss						$(27,105)

Stock option exercises	705	7	455	—	—		—	462
Purchases under employee stock purchase plan	469	5	1,174	—	—		—	1,179
Repurchase of common stock	(300)	(3)	(1,033)	—	—		—	(1,036)
Stock-based compensation	—	—	—	3,195	—		—	3,195
Reversal of stock-based compensation from stock option forfeitures	—	—	(136)	136	—		—	—

BALANCE, JUNE 28, 2003 (as restated)	47,904	479	211,248	(567)	(95,361)		1,849	117,648

Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	$225	225	225
Net loss	—	—	—	—	(12,406)	(12,406)	—	(12,406)

Comprehensive loss						$(12,181)

Stock option exercises	539	5	976	—	—		—	981
Purchases under employee stock purchase plan	290	3	928	—	—		—	931
Stock-based compensation	—	—	—	567	—		—	567

BALANCE, JULY 3, 2004 (as restated)	48,733	487	213,152	—	(107,767)		2,074	107,946
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	$(211)	(211)	(211)
Net loss	—	—	—	—	(20,321)	(20,321)	—	(20,321)

Comprehensive loss						$(20,532)

Issuance of common stock related to Synchronicity acquisition	2,304	23	12,200	—	—		—	12,223
Stock option exercises	400	4	760	—	—		—	764
Purchases under employee stock purchase plan	334	4	1,377	—	—		—	1,381

BALANCE, JULY 2, 2005	51,771	$518	$227,489	$—	$(128,088)		$1,863	$101,782

The accompanying notes are an integral part of these consolidated financial statements.

MATRIXONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,321)	$(12,406)	$(28,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,025	4,361	5,244
Amortization of purchased technology and intangible assets	1,144	—	—
Asset impairment and disposal charges	—	1,680	—
Stock-based compensation	—	567	3,195
Provision for doubtful accounts	2	32	414
Changes in assets and liabilities:
Accounts receivable	1,074	(4,504)	17,214
Prepaid expenses and other current assets	(2,827)	(277)	(629)
Accounts payable	1,479	(1,736)	(4,542)
Accrued expenses	6,447	(457)	(5,599)
Deferred revenue	7,397	1,230	1,085

Net cash used in operating activities	(2,580)	(11,510)	(11,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,857)	(1,057)	(2,222)
Other assets	44	325	338
Cash paid for business combinations, net of cash acquired of $790	(6,564)	—	—

Net cash used in investing activities	(8,377)	(732)	(1,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	(1,512)	—	—
Proceeds from stock option exercises	764	981	462
Proceeds from purchases of common stock under employee stock purchase plan	1,381	931	1,179
Repurchases of common stock	—	—	(1,036)

Net cash provided by financing activities	633	1,912	605

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(413)	1,079	1,122

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,737)	(9,251)	(11,977)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	118,414	127,665	139,642

CASH AND CASH EQUIVALENTS, END OF YEAR	$107,677	$118,414	$127,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$397	$234	$378

Issuance of common stock in business combination	$12,371	$—	$—

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments, which are evaluated on an on-going basis, that affect the amounts reported in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates. In particular, significant estimates and judgments include those related to revenue recognition, allowance for doubtful accounts, accounting for business combinations and valuation of goodwill and long-lived intangible assets, useful lives of property and equipment, valuation of deferred tax assets and professional services warranty.

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

Foreign Currency Translation and Transactions

The functional currency of each subsidiary is the local currency. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders’ equity is translated at historical rates. Statements of operations transactions are translated at the rate on the date of the transaction or the average rate for the month if transaction specific information is not available. Cash flow amounts are translated at the average rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income. During fiscal 2005, 2004 and 2003, the net effect of realized and unrealized foreign currency transaction gains and (losses) aggregated ($168), $256 and $52, respectively, and were included in other income (expense), net.

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

The Company’s foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact the Company’s results of operations. The Company’s foreign currency hedging program is not designed, nor does the Company enter into foreign currency contracts, to mitigate translation risk. No derivative instruments utilized by the Company have been designated as hedging instruments. The Company uses forward contracts to reduce its exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. The Company does not enter into or hold derivatives for trading or speculative purposes, and the Company only enters into forward contracts with highly rated financial institutions. At July 2, 2005 and July 3, 2004, there were no open forward contracts.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The Company uses the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services, except for maintenance and customer support services in Japan (discussed below), based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

The Company has not established sufficient vendor specific objective evidence of fair value for maintenance and customer support services in Japan. Accordingly, the software license fees in Japan are recognized ratably over the term of the related maintenance and customer support services contract, generally one year, on a straight-line basis.

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

If a customer is provided extended payment terms, revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided access to the electronic software files.

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

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services are generally not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues and related software license revenue are recognized upon customer acceptance or upon delivery of the future deliverables. Customers generally reimburse the Company for the majority of its out-of-pocket expenses incurred during the course of an engagement. The Company does not mark-up or add additional fees to the actual out-of-pocket expenses incurred. Training revenues are recognized as the services are provided.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The book values of these financial instruments approximated their respective fair values as of each balance sheet presented due to their short-term maturities.

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

Allowance for Doubtful Accounts

The Company periodically assesses the collectibility of customer accounts receivable. The Company maintains an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, the Company considers customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. The Company also considers factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. The allowance for doubtful accounts was $747 and $867 at July 2, 2005 and July 3, 2004, respectively.

Property and Equipment

Property and equipment are recorded at cost. Internal and external costs incurred to develop, implement and install computer software for internal use are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (computer equipment and software, one to five years; furniture and fixtures, three to 10 years; office equipment, three to five years; leasehold improvements, shorter of useful life or remaining lease term). Maintenance and repair expenditures are charged to operations when incurred, and additions and improvements are capitalized. The Company reviews its property and equipment whenever events or changes in circumstances may indicate that the carrying amount of certain assets may not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of these assets. Property and equipment to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Net losses on disposals and impairment of property and equipment are included in other income (expense), and are not material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The Company evaluates the impairment of goodwill annually in its fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. The Company has determined that it has one reporting segment (refer to Note 12 “Segment and Geographic Information”). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on the Company’s financial condition and results of operations.

Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired, but if the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its fair value. During the fourth quarter of fiscal 2005, the Company completed its annual impairment analysis of goodwill. Based on the results of this impairment review, the Company has determined that no indicators of impairment existed for fiscal 2005 and, accordingly, no impairment charge was recognized during fiscal 2005.

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

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred. Software development costs are included in research and development and are charged to expense as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as when beta testing commences (which approximates having a working model) and the general availability of such software has been minimal, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs for the periods presented.

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, officers or consultants of the Company. The Company records stock-based compensation issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the market price of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no deferred stock-based compensation was recorded pursuant to stock options granted during the periods presented.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
NET LOSS:
Net loss, as reported	$(20,321)	$(12,406)	$(28,202)
Exclude:
Stock-based compensation expense related to stock options included in net loss	—	567	3,195
Include:
Stock-based compensation expense related to:
Company’s stock option plan using the fair value method	(18,890)	(12,512)	(14,146)
Company’s Employee Stock Purchase Plan using the fair value method	(525)	(552)	(576)

Pro forma net loss	$(39,736)	$(24,903)	$(39,729)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported	$(0.40)	$(0.26)	$(0.59)
Pro forma	$(0.78)	$(0.51)	$(0.84)

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

On July 1, 2005, the Company accelerated the vesting of substantially all outstanding, unvested “out-of-the-money” options held by employees, officers and directors with exercise prices of at least $5.75 per share, which was equal to 115% of the $5.00 closing price of the Company’s common stock on the NASDAQ National Market on June 30, 2005. The vesting of options to purchase approximately 1.8 million shares of common stock with exercise prices ranging from $5.82 per share to $19.48 per share, with a weighted average exercise price of $6.58 per share, were accelerated, including options to purchase approximately 495,000 shares held by executive officers of the Company and options to purchase 15,000 shares held by non-employee directors. The primary purpose of this vesting acceleration is to avoid recognizing stock-based compensation under SFAS 123(R) associated with these “out-of-the-money” options.

Refer to Note 10 “Stockholders’ Equity” for additional information relating to the Company’s stock option plans and the fair value of the Company’s stock options.

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

Potentially dilutive common stock options aggregating 11,803, 10,321 and 7,523 for fiscal 2005, 2004 and 2003, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 2: Details of Financial Statement Components

	As of
	July 2, 2005	July 3, 2004
		(As Restated)
CASH AND CASH EQUIVALENTS:
Cash	$27,670	$11,956
U.S. Treasury and agency securities	54,763	59,949
Money market mutual funds	25,244	46,509

	$107,677	$118,414

PROPERTY AND EQUIPMENT, NET:
Computer equipment and software	$13,272	$11,961
Furniture and fixtures	3,073	2,923
Leasehold improvements	4,397	4,300
Office equipment	1,289	1,291

	22,031	20,475
Accumulated depreciation	(15,935)	(13,413)

	$6,096	$7,062

ACCRUED EXPENSES:
Compensation	$11,906	$9,481
Royalties	2,387	1,762
Taxes, primarily compensation related	3,078	1,406
Professional services	4,599	1,087
Warranty	250	300
Other	765	464
Restructuring	49	92

	$23,034	$14,592

Note 3: Restatement of Consolidated Financial Statements

The Company is restating its Consolidated Financial Statements for fiscal 1999 through fiscal 2004 as well as the first two interim periods of fiscal 2005 due to the discovery of errors in revenue recognition related to certain transactions reported by the Company and to address other matters as described below. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the Consolidated Balance Sheets and Statements of Operations in the Company’s Annual Report on Form 10-K for fiscal 2004 and 2003. The restatement also affects periods prior to fiscal 2003 and these prior amounts have been reflected as an adjustment to the beginning accumulated deficit in fiscal 2003.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

The Company anticipates filing on the same date as this Annual Report on Form 10-K, its Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, which will also include restated condensed consolidated financial statements. The Company anticipates filing an amended Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 for the purpose of restating its condensed consolidated financial statements for the second quarter of fiscal 2005. The Company does not anticipate filing amended Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for any periods prior to the second quarter of fiscal 2005. Previously filed financial statements for all annual and quarterly periods prior to the third quarter of 2005 should no longer be relied upon.

In the third quarter of fiscal 2005, a new manager at the Company’s Japanese subsidiary discovered a side letter, a violation of the Company’s policy, which granted a distributor an unauthorized right of return related to certain of the Company’s software products. The manager informed the Company’s U.S. management about the side letter, who, in turn, notified the Company’s independent auditors and the Audit Committee of the Board of Directors. The Audit Committee of the Company’s Board of Directors launched a review of the Company’s revenue recognition practices (“the review”). As a result of the investigation, the Company identified a pattern of unauthorized arrangements and concessions granted to certain distributors, principally in Japan, in the form of rights of return; exchanges for product which had not been delivered; and timing of commencement of maintenance, among other conditions; as well as a pattern of failure by managers and employees and certain of the Company’s distributors to provide accurate information to the Company concerning arrangements included as revenue in the Company’s consolidated financial statements. As a result of these findings, the Company determined that the timing of revenue recognition should be deferred until all such concessions and unauthorized arrangements lapse or have been fulfilled. Based on the review, management and the Audit Committee concluded that the failure to detect these unauthorized arrangements and concessions resulted in errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, required the Company to restate previously reported financial results. The Company also identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of revenue into later periods when the commitment was or will be fulfilled. The restatement will affect previously reported results from fiscal 1999 through the second quarter of fiscal 2005.

As a result of the restatement, the Company has made adjustments to defer and recognize in different periods revenue associated with certain reseller transactions, including all such transactions in Japan. Certain costs directly associated with these revenues, principally royalties and personnel related costs including commissions, had been previously recognized as an expense in the period in which the associated revenue was recognized and such costs have also been adjusted. These costs are being recognized in the period in which the related software license or professional services revenue is recognized.

As part of the restatement, the Company re-evaluated payments pursuant to certain third party development and licensing arrangements and concluded they should be accounted for as research and development expenses when paid rather than capitalized and amortized to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life.

The Company has restated its financial statements for all periods beginning in fiscal 1999 through the second quarter ended January 1, 2005. The foregoing restatement adjustments did not affect the Company’s reported cash and cash equivalents balance during these reported periods.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued statements of operations for the fiscal years ended July 3, 2004, and June 28, 2003, and accumulated deficit as of June 29, 2002.

Accumulated Deficit and Net Loss

	Net Loss Years Ended
	July 3, 2004	June 28, 2003	Accumulated Deficit As of June 29, 2002
As previously reported	$(16,209)	$(24,480)	$(58,685)
Restatement adjustments, net:
Software license revenues	764	(3,073)	(8,974)
Service revenues	(270)	(1,314)	263
Cost of software license revenue	3,067	2,059	2,700
Cost of service revenues	542	72	758
Operating expenses	(444)	(1,302)	(3,732)
Other Income	(6)	(14)	86
Provision for income taxes	150	(150)	(100)
Discontinued operations	—	—	525

Total restatement adjustments	3,803	(3,722)	(8,474)

As restated	$(12,406)	$(28,202)	$(67,159)

Software License Revenue

	July 3, 2004	June 28, 2003
Software license revenues, as previously reported	$37,983	$41,079
Software license revenues restatement adjustments, net	764	(3,073)

Software license revenues, as restated	$38,747	$38,006

The Company’s policy for recognizing software license revenue from Alliance Partners results in the recognition of software license revenue upon receipt of a written confirmation from the Alliance Partner of an arrangement with the ultimate end user, delivery of the software to the Alliance Partner and when all other revenue recognition criteria are met (refer to Note 1 “Description of the Company and Summary of Significant Accounting Policies”). As a result of the investigation, the Company identified a pattern of unauthorized arrangements and concessions granted to certain distributors, principally in Japan, in the form of rights of return; exchanges for product which had not been delivered; and timing of commencement of maintenance, among other conditions; as well as a pattern of failure by managers and employees and certain of the Company’s distributors to provide accurate information to the Company concerning arrangements included as revenue in the Company’s consolidated financial statements. As a result of these findings, the Company determined that the timing of revenue recognition should be deferred until all such concessions and unauthorized arrangements have lapsed or have been fulfilled.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Further, as a result of the investigation, the Company determined that, because of unauthorized maintenance terms being granted to certain distributors in Japan, the Company is unable to assert that it has vendor specific objective evidence (“VSOE”) for the software license revenue transactions reported by its Japanese subsidiary. Consequently, all license transactions reported by the Company’s Japanese subsidiary during the restatement period are being restated to recognize software license revenue on a straight-line basis over the related maintenance term (primarily one year), beginning generally when maintenance commenced or, if later, when concessions or unauthorized arrangements were fulfilled or subsequently lapsed.

In addition, the Company identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of software license revenue into later periods when the commitment was or will be fulfilled.

Service Revenue

Service revenues include consulting services, maintenance and customer support services, and training. A number of the Company’s revenue transactions involve multiple elements, including software licenses and maintenance and customer support services. Statement of Position (“SOP”) 97-2, Software Revenue Recognition, requires maintenance and customer support service revenues to be recognized over the period such services are provided. Based on the Company’s investigation, the Company identified certain circumstances in which it offered maintenance and customer support services at discounted rates to certain customers but did not properly allocate the fair value for the maintenance and customer support service from software license revenue. This resulted in revenue associated with the value of the maintenance and customer support services not being recognized in the proper amount over the service period. In the restated financial statements, the Company has recognized maintenance and customer support service revenue ratably over the period in which the maintenance and customer support service was provided based on the deferral of the applicable VSOE of maintenance and customer support service. In such cases, the Company has reclassified maintenance and customer support service from software license revenue to service revenues for the applicable periods presented. The Company also identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of professional service and maintenance and customer support revenues into later periods when the commitment was or will be fulfilled.

Other service revenue adjustments relate to certain service revenue allowances which were previously identified and determined to be immaterial to the Company’s consolidated financial statements. Adjustments related to these allowances were reversed during fiscal 2004 and fiscal 2003, decreasing service revenue in those years. These adjustments related to service revenue allowances established prior to fiscal 2002 for potential service revenue recognition matters with respect to certain professional service arrangements.

Cost of Software License Revenues

Cost of software licenses primarily consists of royalties paid to third-parties for certain products licensed to the Company’s customers. As a result of the restatement, certain software license revenues were adjusted as described in above. Accordingly, certain direct costs related to software license revenues were deferred to reflect the associated deferred recognition of these revenues. These costs are being recognized in the period in which the related software license revenue is recognized.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

As part of the restatement, the Company re-evaluated payments pursuant to certain third party development and licensing arrangements and concluded they should be accounted for as research and development expenses when paid rather than capitalized and amortized to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life.

Cost of Service Revenues

As a result of the restatement, certain professional service and maintenance and customer support revenues were adjusted as previously described. Accordingly, the direct costs related to professional service revenues were deferred to reflect the deferred recognition of these revenues. These costs are being recognized in the period in which the related revenues are recognized.

The Company records an estimate of professional services warranty based on historical activity. Estimated professional services warranty costs are included in cost of service revenues. The Company primarily satisfies its warranty obligations by providing in-kind services. Over the past several years, the Company has had favorable professional services warranty experience. As part of the restatement, the Company has adjusted its professional services warranty to reflect its actual historical experience.

Operating Expenses

Operating expenses include selling and marketing, research and development and general and administrative. As part of the restatement, the Company deferred certain direct selling expenses related to deferred software license revenue. These expenses will be recognized in the period in which the related software license revenue is recognized. The Company also reclassed certain prepaid software royalty fees related third-party development arrangements from prepaid expenses and other current assets to research and development expense. In addition, the Company has adjusted its allowance for doubtful accounts, which is included in general and administrative expenses, to reflect its actual historical experience. Consequently, the financial statement schedule listed in Schedule II contained herein has been restated. Finally, the Company has also recorded certain adjustments for previously unrecorded immaterial errors related to certain operating expense estimates and accruals.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Impact of the Financial Statement Adjustments on the Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the fiscal years ended July 3, 2004 and June 28, 2003:

	Year Ended
	July 3, 2004	July 3, 2004	June 28, 2003	June 28, 2003
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Consolidated Statements of Operations Data:
Revenues:
Software license	$37,983	$38,747	$41,079	$38,006
Service	71,100	70,830	68,329	67,015

Total revenues	109,083	109,577	109,408	105,021

Cost of revenues:
Software license	6,290	3,223	5,422	3,363
Service	46,760	46,218	46,539	46,467

Total cost of revenues	53,050	49,441	51,961	49,830

Gross profit	56,033	60,136	57,447	55,191

Operating expenses:
Selling and marketing	36,951	36,621	41,589	41,530
Research and development	22,889	23,028	25,049	26,377
General and administrative	9,621	10,256	10,452	10,485
Stock-based compensation	567	567	3,195	3,195
Restructuring charges	1,751	1,751	3,423	3,423
Asset impairment and disposal charges	1,680	1,680	—	—

Total operating expenses	73,459	73,903	83,708	85,010

Loss from operations	(17,426)	(13,767)	(26,261)	(29,819)
Other income, net	1,399	1,393	1,922	1,908
Provision for income taxes	182	32	141	291

Net loss	$(16,209)	$(12,406)	$(24,480)	$(28,202)

Basic net loss per share:
Net loss	$(0.33)	$(0.26)	$(0.52)	$(0.59)

Shares used in computation	48,411	48,411	47,489	47,489

Diluted net loss per share:
Net loss	$(0.33)	$(0.26)	$(0.52)	$(0.59)

Shares used in computation	48,411	48,411	47,489	47,489

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Impact of the Financial Statement Adjustments on the Consolidated Balance Sheets

The following is a summary of the impact of the adjustments on the Company’s previously reported consolidated balance sheet as of July 3, 2004.

	July 3, 2004	July 3, 2004
	As Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$118,414	$118,414
Accounts receivable, net	25,274	25,862
Prepaid expenses and other current assets	4,326	5,963

Total current assets	148,014	150,239
Property and Equipment, Net	7,053	7,062
Other Assets	2,078	2,077

	$157,145	$159,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,561	$3,862
Accrued expenses	15,666	14,592
Deferred revenue	20,039	31,250

Total current liabilities	40,266	49,704

Long Term Deferred Revenue	—	1,728
Stockholders’ Equity:
Common stock	487	487
Additional paid-in capital	213,152	213,152
Accumulated deficit	(99,374)	(107,767)
Accumulated other comprehensive income	2,614	2,074

Total stockholders’ equity	116,879	107,946

	$157,145	$159,378

The restatement also affects periods prior to fiscal 2003 and these prior amounts have been reflected in an adjustment to the beginning accumulated deficit in fiscal 2003.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 4. Restructuring Charges

October 2003 Restructuring Program

As a result of disappointing financial results for the three months ended September 27, 2003 and continued weakness in information technology spending and global economic conditions and the related impact on our business, in October 2003 we implemented a restructuring program to reduce expenses to align our operations and cost structure with current and projected market conditions (the “October 2003 restructuring program”). This restructuring program primarily included a reduction in the number of employees across all functions and locations and the closure and consolidation of certain offices.

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

The significant components of the April 2003 restructuring program and the related restructuring charges, non-cash adjustments, cash payments and the remaining accrual as of July 2, 2005 were as follows:

Employee Severance and Fringe Benefits
Restructuring charge – fiscal 2003	$521
Cash payments – fiscal 2003	(265)

Accrual balance as of June 28, 2003	256
Cash payments – fiscal 2004	(259)
Non-cash adjustments – fiscal 2004	95

Accrual balance as of July 3, 2004	92
Cash payments – fiscal 2005	(43)

Accrual balance as of July 2, 2005	$49

The non-cash adjustments during fiscal 2004 reflect additional employee severance related costs. The April 2003 restructuring program was substantially completed during fiscal 2004. The remaining cash payments are estimated to be made upon settlement of a dispute with an employee terminated pursuant to the plan.

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

Note 5: Business Combinations

On August 4, 2004, the Company acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry for cash consideration of approximately $4,529 and the issuance of approximately 2,304 shares of MatrixOne common stock. The acquisition of Synchronicity will add new solutions for semiconductor and electronics design management to the solutions portfolio of the Company, expand the Company’s customer base and deepen the Company’s domain expertise in the electronics industry. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired entity are included in the Company’s consolidated statements of operations for all periods subsequent to the acquisition date.

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

The total purchase price, as shown in the preceding table, is allocated to the tangible and identifiable intangible assets and liabilities of Synchronicity assumed based on their fair values as of the date of the acquisition. The following table presents the fair value of the assets acquired and liabilities assumed:

Current assets	$4,202
Property and equipment, net	198
Other long term assets	74
Current liabilities	(2,490)
Deferred revenues	(2,193)

Net liabilities assumed	(209)
Fair value of acquired lease	75
Intangible assets acquired:
Developed technology	4,730
Customer contracts and related customer relationships	3,600
Trademarks and trade names	250
Goodwill	10,117
Accrued acquisition liabilities	(761)
Accrued registration costs	(166)

Total purchase price	$17,636

The Company performed a review to determine whether all tangible assets and liabilities were recorded in Synchronicity’s general ledger in accordance with U.S. GAAP. Management of the Company believes that the historical value of the acquired tangible assets and liabilities approximates their respective fair values.

The fair value of intangible assets was estimated by the Company with the assistance of an independent appraisal firm, from which the Company has received a valuation report, involved the following steps:

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

Goodwill represents the excess of the purchase price for Synchronicity over the fair value of the underlying net tangible and identifiable intangible assets. Of the total purchase price, $10,117 was allocated to goodwill. Goodwill resulting from business combinations completed subsequent to June 30, 2001 is not amortized but instead is reviewed annually for impairment or more frequently if impairment indicators arise. In the event that management determines that goodwill has become impaired, the combined Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The significant components of the exit plan, cash payments and remaining accrual as of July 2, 2005 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Non-cash adjustment	(29)	(16)	(45)
Cash payments	(491)	(149)	(640)

Accrual balance as of July 2, 2005	$121	$—	$121

The non-cash adjustment of $29 represents the reversal of certain severance and other employee benefits related to the retention of two employees previously planned to be terminated. The non-cash adjustment of $16 represents an adjustment to the estimated costs incurred in vacating the Synchronicity facility.

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

	Twelve Months Ended
	July 2, 2005	July 3, 2004
		(As Restated)
Pro forma total revenues	$125,216	$122,737
Pro forma net loss	$(21,065)	$(17,867)
Pro forma basic and diluted net loss per share	$(0.41)	$(0.35)

On November 12, 2004 the Company acquired certain intangible assets of Centor Software Corporation (“Centor”), a provider of software for documenting and validating regulatory compliance with the European Union directives that target banned substances and recycling for the automotive and electronics industries, for cash consideration of $1,750 (the “Centor acquisition”). The acquired intangible assets include certain existing technology, customer contracts and related customer relationships and technology agreements, and all trademarks and trade names. The Centor acquisition added new solutions for regulatory compliance to the solutions portfolio of the Company and expanded the Company’s customer base. The transaction was accounted for as a business combination using the purchase method of accounting and, accordingly, the results of operations of Centor are included in the Company’s consolidated statements of operations for all periods subsequent to the acquisition date.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The total purchase price for the Centor acquisition was as follows:

Cash paid to Centor	$1,750
Direct transaction costs	199

Total purchase price	$1,949

The purchase price was fixed and there was no contingent consideration. The direct transaction costs represent the estimated expenses incurred by MatrixOne directly related to the Centor acquisition.

The following table presents the fair value of the assets acquired and liabilities assumed:

Deferred revenues	$(73)
Customer contracts and related customer relationships	210
Goodwill	1,812

Total purchase price	$1,949

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

Note 6. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of July 2, 2005:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(495)	$3,285
Application technology – DesignSync	4	710	(163)	547
Application technology – ProjectSync	3	240	(73)	167

Total developed technology		4,730	(731)	3,999

Customer contracts and related customer relationships - Synchronicity	10	3,600	(330)	3,270
Customer contracts and related customer relationships - Centor	5	210	(26)	184
Trademarks and trade names	4	250	(58)	192

		4,060	(414)	3,646

Total		$8,790	$(1,145)	$7,645

For fiscal 2005, amortization expense related to identified intangible assets was $1,145 of which $731 was related to developed technology and included in cost of revenues and $414 was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses.

The following is the estimated future amortization expense related to other intangible assets as of July 2, 2005:

Fiscal Year
2006	$1,262
2007	1,262
2008	1,188
2009	962
2010	916
Thereafter	2,055

Total	$7,645

The following sets forth changes to goodwill for the year ended July 2, 2005:

Goodwill resulting from Synchronicity acquisition	$10,117
Goodwill resulting from Centor acquisition	1,812

Goodwill balance as of July 2, 2005	$11,929

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 7: Professional Services Warranty

The Company records an estimate of professional services warranty based on historical activity. Warranty expense is included in cost of services and the related liability is included in accrued liabilities. The Company primarily satisfies its warranty obligations by providing in-kind services. The activity related to the Company’s warranty accrual is presented below.

	July 2, 2005	July 3, 2004
		(As Restated)
Beginning accrual balance	$300	$500
Net provisions for warranty charged to cost of services	975	932
Payments made (in kind or in cash)	(1,025)	(1,132)

Ending accrual balance	$250	$300

Note 8: Income Taxes

The following is the geographic pretax loss:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
United States	$(13,366)	$(7,429)	$(17,002)
Foreign	(5,452)	(4,945)	(10,909)

	$(18,818)	$(12,374)	$(27,911)

During fiscal 2005, the Company recorded a provision for income taxes of $1,503 consisting of an estimated foreign tax audit settlement of $600, a deferred tax liability of $279 related to amortization of goodwill for tax purposes related to our acquisitions and current U.S. federal, state and foreign taxes. During fiscal 2004 and 2003, the Company recorded provisions for income taxes of $32 and $291, respectively, primarily consisting of current U.S. federal, state and foreign taxes.

At July 2, 2005, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards and tax credits of approximately $153,868 and $274, respectively, to reduce future U.S. income taxes. These NOLs include deductions of approximately $8,499 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options that exceed the tax benefits related to the amounts recorded as compensation expense will be recorded as an increase to additional paid in capital as these NOLs are utilized. These U.S. federal and state NOLs and tax credit carryforwards expire in varying amounts commencing in fiscal 2006 through fiscal 2025, if not utilized. Use of these NOLs and tax credits may be limited due to certain changes in ownership.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

At July 2, 2005, the Company also had NOL carryforwards in certain foreign countries aggregating approximately $41,512 that are also subject to certain limitations. These NOLs include deductions of approximately $5,395 related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. These NOLs expire in varying amounts commencing in fiscal 2006, if not utilized.

The Company’s foreign subsidiary undistributed earnings was $0 at July 2, 2005 and $700 at July 3, 2004. The Company does not provide U.S. taxes on its foreign subsidiaries’ undistributed earnings.

The Company has recorded a valuation allowance against its net deferred tax assets due to the fact it is more likely than not that these net deferred tax assets will not be realized. Management regularly evaluates the realizability of its net deferred tax assets and may adjust the valuation allowance based on such analysis.

The components of the net deferred tax asset are as follows:

	As of
	July 2, 2005	July 3, 2004
		(As Restated)
Deferred Tax Assets
Net operating loss carryforwards	$52,586	$50,399
Deferred revenue	7,317	4,965
Accrued liabilities.	948	504
Allowance for doubtful accounts	236	295
Depreciation	834	1,602
Stock compensation	156	251
Tax credits	274	274

Total deferred tax assets	62,351	58,290
Deferred Tax Liability
Goodwill	(279)	—
Other	(1,367)	(825)

Total deferred tax liability	(1,646)	(825)
Valuation allowance	(60,984)	(57,465)

Net deferred tax liability	$(279)	$—

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The reconciliation between the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax, net of federal tax benefit	(2.6)	(2.6)	(1.1)
Foreign tax rate differential	6.2	2.6	(0.8)
Change in foreign tax rates	0.4	(0.5)	6.2
Estimated settlement of foreign tax audit	4.2	—	—
Nondeductible stock compensation expense	—	—	4.0
Other nondeductible expenses	10.3	5.7	3.6
Other	6.7	(5.0)	(3.5)
Provision for valuation allowance	17.8	35.1	27.7

	8.0%	0.3%	1.1%

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP FAS 109-2). The American Jobs Creation Act (“AJCA”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 was effective immediately, the standard allows additional time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on the Company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently evaluating the merits of repatriating funds under the AJCA and has not yet determined the impact of this statement on the Company. It has been the Company’s practice to indefinitely reinvest all foreign earnings into foreign operations. Should the Company determine that the Company plans to repatriate any foreign earnings, the Company will be required to establish a deferred tax liability on such earnings through a charge to the income tax provision.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 9: Commitments and Contingencies

Commitments

The Company leases its facilities, automobiles and certain office equipment under various operating leases that expire through fiscal 2011. Certain of the facility leases require the Company to pay its proportionate share of building expenses and provide the Company with the option to renew its lease for an extended period. Aggregate rental expense under operating leases was approximately $5,352, $4,850 and $5,206 for fiscal 2005, 2004 and 2003, respectively.

Future minimum lease commitments, by fiscal year, as of July 2, 2005 are as follows:

Fiscal Year	Facilities	Autos and Equipment	Total
2006	$4,076	$619	$4,695
2007	3,131	373	3,504
2008	2,789	102	2,891
2009	2,145	2	2,147
2010	1,906	—	1,906
Thereafter	991	—	991

	$15,038	$1,096	$16,134

In connection with certain product development agreements with third-party software developers for technology integrated into certain Business Process Applications and Enterprise Integration products, the Company is required to pay prepaid software license fees and development fees. Prepaid software license fees and development fees due under these contracts aggregated $444 and $1,917, respectively at July 2, 2005 and will be paid through April 2008. The Company also enters into contractual arrangements with certain of its vendors. The guaranteed amounts due under these contractual arrangements aggregate $917 and are expected to be paid in varying amounts through June 2007.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of July 2, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, the Company does not believe any amounts would be material to the Company’s consolidated financial condition, results of operations or cash flows.

Note 10: Stockholders’ Equity

Common Stock

On January 21, 2003, the Board of Directors (the “Board”) approved a stock repurchase program (the “Program”) whereby the Company was authorized to repurchase up to $10,000 of its common stock, $0.01 par value per share. Any common stock repurchases under the Program were able to be made over the one year period that began on January 27, 2003 and were able to be made in the open market, through block trades or otherwise. During fiscal 2005 and fiscal 2004, the Company did not purchase or retire any shares of its common stock under the Program. During fiscal 2003, the Company purchased and retired 300 shares of its common stock under the Program at an aggregate cost of $1,036. The Program terminated on January 26, 2004.

2000 Employee Stock Purchase Plan

In December 1999, the Board adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) to be effective upon the completion of the Company’s IPO. The Company has reserved a total of 1,350 shares of common stock for issuance under the Purchase Plan. On November 7, 2003, the stockholders of the Company approved an amendment to the Purchase Plan to increase the number of shares of common stock that may be issued pursuant to the Purchase Plan by 650 shares to 2,000 shares of common stock in the aggregate. Eligible employees may purchase common stock under the Purchase Plan at 85% of the lesser of the average market price

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

of the Company’s common stock on the first or last day of the applicable six month payment period. During fiscal 2005, 2004 and 2003, 334 shares, 290 shares and 469 shares, respectively, of common stock were purchased under the Purchase Plan.

Stock Option Plans

In January 2000, the Board adopted the 1999 Plan to be effective upon the completion of the Company’s IPO. In each year from fiscal 2001 through fiscal 2004, the 1999 Plan has been amended thereby increasing the number of shares of common stock issuable over the term of the 1999 Plan from 1,500 shares to 8,000 shares of common stock in the aggregate.

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

Options granted under the 1999, 1996 and 1987 Plans generally vest over four years, except as noted below, and expire no later than ten years from the date of the grant. There were 1,095 shares available for future grant under the 1999 and 1996 Plans as of July 2, 2005.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

On July 1, 2005, the Company accelerated the vesting of substantially all outstanding, unvested “out-of-the-money” options held by employees, officers and directors with exercise prices of at least $5.75 per share, which was equal to 115% of the $5.00 closing price of the Company’s common stock on the NASDAQ National Market on June 30, 2005. The vesting of options to purchase approximately 1.8 million shares of common stock with exercise prices ranging from $5.82 per share to $19.48 per share, with a weighted average exercise price of $6.58 per share, were accelerated, including options to purchase approximately 495,000 shares held by executive officers of the Company and options to purchase 15,000 shares held by non-employee directors. The primary purpose of this vesting acceleration is to avoid recognizing stock-based compensation under SFAS 123(R) associated with these “out-of-the-money” options.

The following is a summary of the status of the Company’s stock options as of July 2, 2005, July 3, 2004 and June 28, 2003 and the stock option activity for all stock option plans during the years ending on those dates:

	July 2, 2005		July 3, 2004		June 28, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
OUTSTANDING:
Beginning balance	10,527	$6.49	7,523	$6.54	10,279	$10.25
Granted	2,650	$5.01	4,314	$6.21	2,200	$5.70
Exercised	(400)	$1.91	(539)	$1.82	(705)	$0.66
Forfeited	(1,241)	$7.93	(771)	$8.76	(4,251)	$15.94

Ending balance	11,536	$6.15	10,527	$6.49	7,523	$6.54

EXERCISABLE	9,247	$6.43	6,056	$6.23	4,969	$5.22

Information regarding options outstanding as of July 2, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.33 - $ 0.44	2,196	2.41	$.44	2,196	$.44
$ 1.11 - $ 1.11	508	4.06	$1.11	508	$1.11
$ 2.41 - $ 4.45	537	7.30	$3.48	322	$3.40
$ 4.47 - $ 5.52	2,427	8.81	$4.93	565	$5.03
$ 5.55 - $ 5.92	2,769	8.14	$5.90	2,637	$5.91
$ 5.93 - $ 7.00	1,185	7.55	$6.81	1,156	$6.82
$ 7.02 - $ 11.80	764	6.95	$7.98	739	$7.97
$ 12.06 - $ 23.29	740	5.84	$13.74	716	$13.74
$ 27.56 - $ 42.00	410	5.15	$36.40	408	$36.40

	11,536	6.58	$6.15	9,247	$6.43

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

In connection with certain stock option grants to employees, the Company recorded deferred stock-based compensation of $13,574 and $4,080 in fiscal 2000 and fiscal 1999, respectively. Deferred stock-based compensation represents the difference between the option price and the deemed fair value of the Company’s common stock on the date of grant and is reported as stock-based compensation, a component of stockholders’ equity. Deferred stock-based compensation is amortized through charges to operations ratably over the vesting period of the options, which is generally four years. Stock-based compensation was $567 and $3,195 for fiscal 2004 and 2003, respectively. There was no stock-based compensation during fiscal 2005.

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

The fair value of options granted in fiscal 2005, 2004 and 2003 have been determined using the Black-Scholes option pricing model and the following assumptions:

Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Risk-free interest rate	3.10 –4.04%	2.40 –3.48%	1.89 –3.41%
Expected dividend yield	None	None	None
Expected lives	3 –4 years	4 years	4 years
Expected volatility	59-90%	90-120%	120%

The weighted average fair value of options granted in fiscal 2005, 2004 and 2003 were $3.05, $4.74 and $4.48 per share, respectively.

Note 11: Employee Benefit Plans

Eligible employees of the Company’s U.S. operations may elect to participate in the Company’s 401(k) plan. The Company does not make contributions to the 401(k) plan. Employees of certain of the Company’s subsidiaries are provided with savings plans to which the Company and the employee contribute. The Company’s contributions to these plans aggregated $420, $363 and $240 in fiscal 2005, 2004 and 2003, respectively.

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

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Revenues, including exports in such regions, and property and equipment by significant geographic region are as follows:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
REVENUES:
North America	$68,764	$57,200	$60,600

Europe	41,454	38,362	28,967
Japan	9,507	10,419	9,955
Asia/Pacific (excluding Japan)	4,329	3,596	5,499

Total international	55,290	52,377	44,421

	$124,054	$109,577	$105,021

The Company reports revenue in the geographic region of the customer at the time of the license. However, the customer may deploy licenses in other geographic regions.

	As of
	July 2, 2005	July 3, 2004
PROPERTY AND EQUIPMENT, NET:
North America	$5,492	$6,216

Europe	478	650
Japan	104	167
Asia/Pacific (excluding Japan)	22	29

Total international	604	846

	$6,096	$7,062

The Company’s software products are primarily classified into three categories as set forth below. The software license revenues related to these software products are as follows.

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
		(As Restated)	(As Restated)
Matrix PLM Platform	$14,943	$18,454	$16,397
Business Process Applications	23,149	16,263	17,519
Enterprise Integrations	9,208	4,030	4,090

Total	$47,300	$38,747	$38,006

No one customer accounted for more than 10% of the Company’s total revenues during fiscal 2005, 2004 or fiscal 2003.

MATRIXONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share amounts)

Note 13: Quarterly Financial Information (unaudited)

As described in Note 3 “Restatement of Consolidated Financial Statements” the quarterly information for the first and second quarters for the fiscal year ended July 2, 2005 and the four quarters for the fiscal year ended July 3, 2004 have been restated. The effects of this restatement are reflected below.

	Year Ended July 2, 2005
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(As Reported)	(As Restated)	(As Reported)	(As Restated)

Revenues	$29,616	$28,682	$35,106	$35,841	$27,016	$32,515	$124,054
Gross profit	$16,726	$16,144	$20,684	$22,060	$14,049	$17,311	$69,564
Net income (loss)	$(1,938)	$(2,491)	$(399)	$446	$(6,533)	$(11,743)	$(20,321)
Basic net income (loss) per share	$(0.04)	$(0.05)	$(0.01)	$0.01	$(0.13)	$(0.23)	$(0.40)
Diluted net income (loss) per share	$(0.04)	$(0.05)	$(0.01)	$0.01	$(0.13)	$(0.23)	$(0.40)
Shares used in computing basic net income (loss) per share	50,295	50,295	51,378	51,378	51,566	51,714	51,238
Shares used in computing diluted net income (loss) per share	50,295	50,295	51,378	53,980	51,566	51,714	51,238

	Year Ended July 3, 2004
	First Quarter	First Quarter	Second Quarter	Second Quarter	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter	Total	Total
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)

Revenues	$23,241	$24,648	$26,869	$27,602	$28,958	$27,744	$30,015	$29,583	$109,083	$109,577
Gross profit	$10,671	$12,289	$13,145	$15,057	$15,309	$15,671	$16,908	$17,119	$56,033	$60,136
Net income (loss)	$(6,688)	$(5,355)	$(7,151)	$(5,539)	$(2,811)	$(2,439)	$441	$927	$(16,209)	$(12,406)
Basic net income (loss) per share	$(0.14)	$(0.11)	$(0.15)	$(0.11)	$(0.06)	$(0.05)	$0.01	$0.02	$(0.33)	$(0.26)
Diluted net income (loss) per share	$(0.14)	$(0.11)	$(0.15)	$(0.11)	$(0.06)	$(0.05)	$0.01	$0.02	$(0.33)	$(0.26)
Shares used in computing basic net income (loss) per share	47,953	47,953	48,210	48,210	48,394	48,394	48,596	48,596	48,411	48,411
Shares used in computing diluted net income (loss) per share	47,953	47,953	48,210	48,210	48,394	48,394	51,445	51,445	48,411	48,411

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of July 2, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting as described in our accompanying Management Report on Internal Control Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), our disclosure controls and procedures were not effective as of July 2, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Management’s report on our internal control over financial reporting and the independent registered public accounting firm’s related audit report are included elsewhere in this Annual Report on Form 10-K.

In the third quarter of fiscal 2005, a new manager at our Japanese subsidiary discovered a side letter, a violation of our policy, which granted a distributor an unauthorized right to return certain of our software products. The manager informed our U.S. management about the side letter, who in turn notified our independent auditors and the Audit Committee of the Board of Directors. The Audit Committee of our Board of Directors launched a review of our revenue recognition practices. As a result of the review, we concluded that certain managers and employees principally in Japan did not comply with our revenue recognition policies, and did not provide accurate information to us concerning arrangements included as revenue in our consolidated financial statements. Based on the review, management and the Audit Committee concluded that these errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, required us to restate previously reported financial results. We also identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of revenue into later periods when the commitment was or will be fulfilled. The restatement will affect previously reported results from fiscal 1999 through the second quarter of fiscal 2005.

In connection with the restatement, we assessed the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K. We identified and reported to our Audit Committee and independent registered public accounting firm the following material weaknesses in our internal control over financial reporting, as they existed as of July 2, 2005. These material weaknesses include entity-level control weaknesses as well as weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

Because of these material weaknesses, we concluded that as of July 2, 2005, our internal control over financial reporting was not effective based on the COSO control criteria. The nature of each of these material weaknesses is described below along with the actual or potential effects on our financial statements issued during the existence of the material weakness, and the remedial measures implemented by us to date or to be implemented, some of which will not in and of themselves remediate the material weaknesses and will require some time to be fully implemented or to take full effect.

The following material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period, costs and expenses to vary in any particular period and our net loss to be understated in an earlier period and overstated in a later period. As a consequence, we have restated our historical financial statements, as described elsewhere herein, resulting in a (reduction) or increase in revenue in fiscal 2004 and fiscal 2003 of $764 and ($3,073), respectively and an (increase) or reduction in net loss in fiscal 2004 and fiscal 2003 of $3,803 in 2004 and ($3,722) in 2003.

Inadequate communication and monitoring of policies and procedures. We do not have sufficient communication to employees regarding their duties and control responsibilities, and monitoring by management, to ensure adherence by our employees to our code of business conduct and revenue recognition policy; and we do not have sufficient communication with our employees, and monitoring by management, to ensure timely notification of actual or perceived violations of our policies and procedures. We consider these to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

•	Beginning in the fourth quarter of fiscal 2005, we require all sales personnel to certify on a transaction by transaction basis whether they are aware of any unauthorized arrangements and other commitments with customers.

•	In the fourth quarter of fiscal 2005, we amended our existing indirect channel revenue recognition policy and related written confirmation process to require additional information regarding terms and conditions between the indirect channel partner and the related end user, certain additional end user information and a copy of certain arrangements between the end user and the indirect channel partner.

•	In the fourth quarter of fiscal 2005, we evaluated and began to implement more comprehensive procedures for the timely detection, prevention, and mitigation of improper activities.

•	In the first quarter of fiscal 2006, we terminated the employment of certain employees who were found to have violated our policies and procedures.

•	In the first quarter of fiscal 2006, we evaluated our relationships with each of our Japanese resellers, including reviewing arrangements with them to ensure that they are providing to us accurate documentation as required by our revenue recognition policy.

•	In the first quarter of fiscal 2006, we modified our revenue recognition policy and required all sales and professional services personnel to certify their understanding and awareness of the policy which, among other things, provides that no employee may engage in verbal or written side agreements.

•	In the first quarter of fiscal 2006, we implemented a new policy of obtaining certification from sales personnel and management on a quarterly basis that they are not aware of any side agreements or concessions, in addition to our existing procedure of obtaining such certification from sales personnel on a transaction by transaction basis.

•	In the first quarter of fiscal 2006, we modified our code of business conduct and provided specific training for all of our senior management and training for other members of management and personnel. We are in the process of training all employees on a worldwide basis on the changes to our code of conduct and reiterating the pre-existing requirements regarding conduct and obligations to report violations.

•	In the first quarter of fiscal 2006, we produced Japanese language versions of the revised code of business conduct and conducted in person training for all Japanese employees.

•	In the first quarter of fiscal 2006, we instituted additional reporting mechanisms for the submission of information relating to a violation of our code of business conduct.

•	In the first quarter of fiscal 2006, we began implementing electronic tracking software to monitor the execution of, and questions regarding, the code of business conduct and quarterly certifications.

•	In the first quarter of fiscal 2006, we adopted new internal guidelines relating to communications with the Audit Committee.

•	In the first quarter of fiscal 2006, we modified the procedures under which the appropriate persons within our global management team will have greater levels of involvement in, and oversight of, international operations.

•	During fiscal 2006, we plan to implement organizational changes to clarify those persons responsible for finance, accounting and legal functions concerning our Japanese subsidiary report directly to and/or correspond with persons responsible for finance, accounting and legal functions at our corporate management team.

Inadequate staffing and lack of certain requisite skills and competencies within the finance and accounting organization. As of July 2, 2005, we do not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate the financial statement close process and permit the preparation of its financial statements in accordance with generally accepted accounting principles. Our personnel also lack certain required skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of our foreign locations and ensure sufficient segregation of duties and financial management. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

•	In the fourth quarter of fiscal 2005, we engaged a professional foreign language translation firm and used certain technology to assist in the independent translation of certain transactional documents and other foreign language arrangements.

•	In the first quarter of fiscal 2006, we engaged an experienced financial consulting firm to assist us in providing additional financial and accounting services to review the financial activities and transactions at various international locations.

•	In the first quarter of fiscal 2006, we hired a finance professional to fill the newly created position of Revenue Controller. This position will assist in the oversight, evaluation, and execution of our revenue related activities.

•	During fiscal 2006, we plan to establish an internal audit process to review the financial activities of our domestic and international operations.

•	During fiscal 2006, we plan to hire additional accounting, financial, and administrative personnel.

Inadequate processes, personnel with requisite skills and competencies, and oversight to identify the full scope of the Company’s arrangements with its customers. We do not have adequate staffing or personnel with requisite skills and competencies, revenue recognition processes, financial systems and controls, and management oversight to reasonably a) ensure the prevention and detection of unauthorized arrangements with customers, b) ensure the prevention and detection of concessions primarily related to maintenance terms and conditions, c) ensure that documentation of vendor specific objective evidence of services was sufficient; and d) evaluate the associated accounting implications. We did not have a sufficient number of personnel or personnel with requisite skills and competencies in our accounting and finance organization to provide reasonable assurance that complex multiple element arrangements were being recorded as necessary to facilitate the financial statement close process and permit preparation of financial statements in accordance with generally accepted accounting principles. As a result, material revenue-related adjustments have been posted to our books and records in our current and prior year financial statements. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

•	In the fourth quarter of fiscal 2005, we amended our existing indirect channel revenue recognition policy and related written confirmation process to require additional information regarding certain terms and conditions between the indirect channel partner and the related end user, certain end user information and a copy of certain arrangements between the end user and the indirect channel partner.

•	In the fourth quarter of fiscal 2005, we established a new policy which required that all sales personnel certify as to the awareness of any unauthorized arrangements and other commitments with customers.

•	In the first quarter of fiscal 2006, we evaluated our relationships with each of our Japanese resellers, including reviewing arrangements with them to ensure that they are providing to us those materials required by our revenue recognition policy.

•	In the first quarter of fiscal 2006, we modified our revenue recognition policy and required all sales and professional services personnel to certify their understanding and awareness of the policy which, among other things, provides that no employee may engage in verbal or written side agreements.

•	In the first quarter of fiscal 2006, we modified our software license transaction certification, which is provided for each software license transaction to assist in detecting issues that may impact revenue recognition.

•	In the first quarter of fiscal 2006, we began to conform certain finance and administration functions in Japan to that currently used for our other subsidiaries using corporate shared services.

•	In the first quarter of fiscal 2006, we hired a finance professional to fill the newly created position of Revenue Controller. This position will assist in the oversight, evaluation, and execution of our revenue related activities.

•	During fiscal 2006, we plan to hire additional domestic and international resources to assist in the oversight, evaluation, and execution of our revenue related activities.

During the fiscal quarter ended July 2, 2005, we have made changes, described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act).

We continue to plan additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions held with the Company of the Directors and the executive officers of the Company.

Name	Age	Position
Mark F. O’Connell (1)	50	Chief Executive Officer, President and Director
John C. Fleming	51	Senior Vice President and General Manager – Electronics Business Unit
Gary D. Hall	43	Senior Vice President, Chief Financial Officer and Treasurer
David W. McNelis	46	Senior Vice President of Engineering
Deborah A. Mulryan	51	Senior Vice President of Human Resources
Michael Segal	52	Senior Vice President of Global Sales and Services
Sam Zawaideh	41	Senior Vice President of Product Solutions and Customer Support
Gregory R. Beecher (2)(5)	48	Director
W. Patrick Decker (2)(3)(5)	57	Director
David G. DeWalt (2)(4)	41	Director
Daniel J. Holland (2)(3)(4)	69	Director
Charles R. Stuckey, Jr. (3)(4)(5)	63	Director

(1)	Member of Option Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.
(4)	Member of Mergers and Acquisitions Committee.
(5)	Member of Nominating and Corporate Governance Committee.

In accordance with the Company’s Amended and Restated Certificate of Incorporation, the Company’s Board of Directors is divided into three classes. Each class serves a three-year term, with the terms of office of the respective classes expiring in successive years. The Class I Director is serving a term that will expire at the annual meeting of stockholders to be held in 2006. Each Class II Director is serving a term that will expire at the annual meeting of stockholders to be held in 2007. Each Class III Director is serving a term that will expire at the Annual Meeting expected to be held in December 2005. All Directors will hold office until their successors have been duly elected and qualified or until their earlier death, resignation or removal. W. Patrick Decker is the Class I Director; Gregory R. Beecher and Daniel J. Holland are the Class II Directors; and Mark F. O’Connell, David G. DeWalt and Charles R. Stuckey, Jr. are the Class III Directors.

Gregory R. Beecher has served as a Director of the Company since September 2003. Mr. Beecher has served as the vice president and chief financial officer of Teradyne, Inc., a leading supplier of automated test equipment, since March 2001. Mr. Beecher was also Treasurer of Teradyne from February 2003 until March, 2005. Prior to joining Teradyne, Mr. Beecher was an audit partner at PricewaterhouseCoopers LLP, a public accounting firm, from September 1993 to March 2001. Mr. Beecher is a certified public accountant.

W. Patrick Decker has served as a Director of the Company since May 2001. Mr. Decker has been a member of the board of directors of Kronos Incorporated, a developer of frontline labor management software solutions, since October 1996. Mr. Decker served as that company’s president and chief operating officer from October 1996 to April 2002. Until 1996, he served as vice president, worldwide operations for Kronos and before that as vice president of marketing, sales and service for Kronos. Prior to joining Kronos, he served in management positions with IBM Corporation, Centronics Incorporated, Data General Corporation and Commodore Business Machines.

David G. DeWalt has served as a Director of the Company since September 2004. Since May 2005, Mr. DeWalt has served as President, EMC Software Group at EMC Corporation, an information storage and management company. From December 2003 to May 2005, Mr. DeWalt served as executive vice president of EMC, and as president of the Legato and Documentum software divisions of EMC. From July 2001 to December 2003, Mr. DeWalt served as president and chief executive officer of Documentum, an enterprise content management software company that was acquired by EMC in December 2003. From October 2000 to July 2001, Mr. DeWalt served as executive vice president and chief operating officer of Documentum. From August 1999 to October 2000, Mr. DeWalt served as executive vice president and general manager of the eBusiness unit of Documentum. Prior to joining Documentum, he served in various management positions with Segue Software, Quest Software and Oracle Corporation. Mr. DeWalt was also the founding principal and vice president of Eventus Software, a web content software company that was acquired by Segue Software in 1998. Since April 2003, Mr. DeWalt has served, and continues to serve, as a director of SERENA Software, Inc., an enterprise change management software company.

John C. Fleming has served as Senior Vice President and General Manager – Electronics Business Unit since April 2004 and was Senior Vice President of Worldwide Marketing from July 2002 to April 2004. From February 2000 to June 2002, Mr. Fleming was the chief executive officer of Workplace, Ltd., a collaborative software applications company. From May 1996 to January 2000, Mr. Fleming was the vice president of marketing for Netcentric, Inc., a telecommunications software company.

Gary D. Hall has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer since January, 2005. Mr. Hall served as acting Chief Financial Officer and Treasurer from August 2004 to January 2005 and, since April 2002 had served as Vice President and Corporate Controller of the Company. Prior to that, from July 2000 to April 2002, Mr. Hall served as Director of Accounting, and from April 1999 through July 2000, Mr. Hall served as Assistant Corporate Controller. Prior to joining the Company, from October 1994 though April 1999, Mr. Hall held several positions at Deloitte & Touche LLP, a professional services and public accounting firm, leaving the firm as a senior manager in April 1999. Mr. Hall is a certified public accountant and certified management accountant.

Daniel J. Holland has served as a Director of the Company since September 1996. Mr. Holland is a senior advisor and partner emeritus of Flagship Ventures, a venture capital firm that evolved from Morgan, Holland Ventures, which he cofounded in 1982. He also serves as the managing general partner of Morgan, Holland Fund.

David W. McNelis has served as Senior Vice President of Engineering since July 2004. Mr. McNelis served as Vice President of Engineering from January 1996 to July 2004. From October 1992 to January 1996, Mr. McNelis served as the Director of Engineering for Adra Systems Company. Prior to joining the Company, Mr. McNelis spent nine years with Sikorsky Aircraft as the senior architect of the Igor Information Management System.

Deborah A. Mulryan has served as Senior Vice President of Human Resources since May 2004. Prior to joining the Company, from September 1997 to April 2004, Ms. Mulryan was a Strategic Business Partner for Analog Devices, Inc., a high performance signal processing solutions company. From February 1992 to September 1997, Ms. Mulryan was a vice president at Fidelity Investments, a provider of financial services.

Mark F. O’Connell has served as President since September 1996 and as Chief Executive Officer and Director since July 1997. From March 1995 to September 1996, Mr. O’Connell was Vice President of Marketing. Prior to joining the Company, Mr. O’Connell held a number of management positions in finance and marketing at Digital Equipment Corp., a supplier of networked computer systems, software and services. These positions included director of software product marketing from January 1994 to March 1995, director of corporate product marketing communications from February 1993 to January 1994, director of workstations and server marketing from May 1991 to February 1993, and group manager of marketing and sales programs for the UNIX software and systems business from January 1990 to May 1991.

Michael Segal has served as Senior Vice President of Global Sales and Services since July 2005 and served as Senior Vice President of Customer Success from August 2000 to July 2005 and as Vice President of Customer Success from August 1998 to August 2000. From December 1995 to August 1998, Mr. Segal was Vice President and General Manager–Matrix. From 1988 to December 1995, Mr. Segal was Vice President of Customer Services for Adra Systems, with responsibility for all customer service operations and technical support. Prior to joining the Company, Mr. Segal spent eleven years with Applicon Inc., a CAD/CAM vendor, where he held management positions in manufacturing, quality assurance and customer service.

Charles R. Stuckey, Jr. has served as a Director of the Company since October 1998. Mr. Stuckey was a member (and until June 2003 was the chairman) of the board of directors of RSA Security, Inc., formerly Security Dynamics Technologies, Inc., an e-security company specializing in user authentication systems and encryption technology from June 1996 until June 2003. Mr. Stuckey served as that company’s chief executive officer from March 1987 until January 2000. Prior to RSA Security, Mr. Stuckey held various management positions in Control Data Corporation (1973 to 1986) and IBM Corporation (1966 to 1972). Mr. Stuckey also serves as a director of the Massachusetts Network Communications Council, the Massachusetts CommonAngels, the Ohio University Foundation and a number of privately-held companies.

Sam Zawaideh has served as Senior Vice President of Product Solutions and Customer Support since July 2005. Mr. Zawaideh served as Senior Vice President of Products and Solutions from July 2004 to July 2005 and as Vice President of Products and Solutions from January 2002 to July 2004. Prior to that, from April 2000 to January 2002, Mr. Zawaideh served as Vice President of MatrixOne’s Exchange Business. From September 1996 to April 2000, Mr. Zawaideh served as Vice President of Global Services and from July 1995 to September 1996, Mr. Zawaideh was the Director of Professional Services at Adra Systems.

Code of Business Conduct and Ethics

The Company has adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and a “code of conduct” as defined by qualitative listing requirements promulgated by Nasdaq that apply to all of the Company’s directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics and code of conduct are collectively referred to as the Company’s “Code of Business Conduct and Ethics,” a current copy of which is available on the Company’s website at http://www.matrixone.com. A current copy of the Code of Business Conduct and Ethics may also be obtained, without charge, upon written request directed to the Company at: MatrixOne, Inc., 210 Littleton Road, Westford, MA 01886, Attention: Compliance Officer. The Company amended and restated the Code of Business Conduct and Ethics in July 2005. The Company intends to post on its website all disclosures that are required by law or Nasdaq stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors, executive officers and holders of more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended July 2, 2005 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended July 2, 2005.

ITEM 11: EXECUTIVE COMPENSATION

The following table shows compensation information with respect to services rendered to the Company in all capacities during the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003 for (i) the individual who served as the Chief Executive Officer for the fiscal year ended July 2, 2005 and (ii) each of the four other most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000 in the fiscal year ended July 2, 2005 (collectively with the Chief Executive Officer, the “Named Officers”):

Summary Compensation Table

		Annual Compensation (1)			Long-Term Compensation Awards (2)
Name and Principal Position	Fiscal Year	Salary	Bonus and Commissions		Securities Underlying Options	All Other Compensation
Mark F. O’Connell Chief Executive Officer, President and Director	2005 2004 2003	$325,000 325,000 325,000	$	— 139,750 31,703	250,000 370,000 200,000	$2,983 7,490 22,778	(3) (3) (3)

Maurice L. Castonguay (4) Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer	2005 2004 2003	55,135 235,000 235,000		— 45,500 —	— 100,000 30,000	265,272 1,279 3, 762	(5) (3) (3)

Gary D. Hall (6) Senior Vice President, Chief Financial Officer and Treasurer	2005 2004 2003	177,692 — —		30,000 — —	175,000 — —	— — —

Janet Heppner-Jones (7) Senior Vice President of Worldwide Field Operations	2005 2004 2003	275,000 275,000 50,769		161,862 153,222 58,654	75,000 — 250,000	15,874 7,379 —	(8) (3)

Michael Segal Senior Vice President of Global Sales and Services	2005 2004 2003	222,585 222,585 222,585		— 72,340 35,162	75,000 145,000 50,000	15,514 7,225 9,120	(3) (3) (3)

Sam Zawaideh Senior Vice President of Product Solutions and Customer Support	2005 2004 2003	208,196 203,300 203,300		— 55,250 —	60,000 106,000 35,000	2,207 1,413 6,798	(3) (3) (3)

(1)	Excludes perquisites and other personal benefits, if any, the aggregate amount of which for each officer was less than the lesser of $50,000 or 10% of the total of annual salary, commission and bonus reported.

(2)	The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts during fiscal 2005, 2004 or 2003.
(3)	Represents medical reimbursements.
(4)	Mr. Castonguay was the Chief Financial Officer, Senior Vice President of Finance and Administration and Treasurer of the Company. Mr. Castonguay resigned from the Company on August 23, 2004.
(5)	Consists of $1,525 for medical reimbursements and $263,747 for severance payments.
(6)	Mr. Hall was appointed Senior Vice President of Finance, Chief Financial Officer and Treasurer on January 26, 2005.
(7)	Ms. Heppner-Jones joined the Company on May 5, 2003. Ms. Heppner-Jones resigned from the Company on July 13, 2005.
(8)	Consists of $5,077 for an automobile allowance and $10,797 for medical reimbursements.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning the stock option grants made to each of the Named Officers in fiscal 2005. The exercise price per share of each option was equal to the fair market value of the Common Stock on the grant date as determined by the Board of Directors of the Company, and the options become exercisable at the rate of 10% of the total option grant at the end of each 3-month period from the date the option begins to vest. The Company did not grant any stock appreciation rights in fiscal 2005. The potential realizable value represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers are calculated based on the requirements of the Securities and Exchange Commission (the “Commission”) and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. There can be no assurance that the rates of appreciation assumed in the table can be achieved or that the amounts reflected will be received by the Named Officers.

Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name						5%	10%
Mark F. O’Connell	250,000		9.43%	$4.80	9/3/2014	$754,674	$1,912,491
Maurice L. Castonguay	—		—	—	—	—	—
Gary D. Hall	25,000 150,000	(1)	0.94 5.66	4.80 5.52	9/3/2014 2/1/2015	75,467 520,725	191,249 1,319,619
Janet Heppner-Jones	75,000		2.83	4.80	9/3/2014	226,402	573,747
Michael Segal	75,000		2.83	4.80	9/3/2014	226,402	573,747
Sam Zawaideh	60,000		2.26	4.80	9/3/2014	181,122	458,998

(1)	Grant issued upon promotion to Senior Vice President of Finance, Chief Financial Officer and Treasurer in January 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock option exercises in the last fiscal year and exercisable and unexercisable stock options held as of July 2, 2005 by each of the Named Officers. Amounts described in the following table under the heading “Value Realized” were calculated based on the difference between (i) the fair market value, which is deemed to be the closing price of the Common Stock on the date of exercise or, if sold on that date, the actual sale price, and (ii) the exercise price of the options, in accordance with regulations promulgated under the Exchange Act, and do not necessarily reflect amounts received by the Named

Officers. Amounts described in the following table under the heading “Value of Unexercised In-the-Money Options at Year End” are based upon the fair market value of the Common Stock as of July 2, 2005, which was $5.00 per share as quoted on the Nasdaq National Market, less the applicable exercise price, multiplied by the number of shares underlying the options.

Aggregated Option Exercises in Last Fiscal Year and Option Values at July 2, 2005

	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark F. O’Connell	—	—	2,395,813	203,126	$6,108,592	$40,625
Maurice L. Castonguay	171,250	$657,448	—	—	—	—
Gary D. Hall	—	—	74,863	160,939	937	4,063
Janet Heppner-Jones	—	—	139,061	185,939	214,061	223,439
Michael Segal	—	—	565,998	60,938	700,853	12,188
Sam Zawaideh	—	—	280,564	48,750	2,250	9,750

Employment Agreements and Change in Control Arrangements

On October 21, 2003, the Company entered into an employment agreement (the “Agreement”) with Mark F. O’Connell, its Chief Executive Officer and President. His salary was set at $325,000 per year and will be adjusted by the Board of Directors from time to time, but shall not be less than $300,000 per year. He is eligible for an annual bonus of up to $215,000, based on the Board’s determination as to his satisfaction of certain goals and objectives set by the Board (the “target bonus”), and the Board may adjust the target bonus from time to time. The Agreement had an initial term of one year and automatically renews thereafter for successive one year terms, unless notice is given at least 90 days prior to expiration of the then current term. If Mr. O’Connell’s employment is terminated by the Company without Cause (as defined in the Agreement), or by Mr. O’Connell with Good Reason (as defined in the Agreement), he will receive (i) 24 months’ salary continuation, (ii) two times his then current target bonus, and (iii) payment of certain medical insurance costs for up to 18 months or until he has begun new employment, provided that if he does not commence employment with a new employer within 24 months of termination, he will also receive a lump sum payment equal to 1/3 of the total medical insurance costs paid during the 18 month period. In the event that Mr. O’Connell’s employment is terminated by the Company without Cause or by Mr. O’Connell with Good Reason within 24 months after an Acquisition (as defined in the Agreement) of the Company, he will receive the salary continuation and medical insurance payments described in the preceding sentence for a 24-month period, and the bonus otherwise due pursuant to clause (ii) above shall be equal to two times the greater of (a) his then current target bonus and (b) the most recent bonus earned by or paid to him. In the event that Mr. O’Connell becomes disabled, his employment will terminate and he will receive a payment equal to 12 months’ salary, less any payments he receives from the Company’s health and disability insurance programs.

On February 1, 2005, the Company entered into an employment arrangement with Gary D. Hall. Pursuant to the arrangement, Mr. Hall is to serve as the Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company. Mr. Hall shall receive an annual salary of $210,000, such salary to be reviewed annually by the Compensation Committee. In addition, Mr. Hall is eligible to receive an annual target bonus of $70,000, based upon the overall financial performance of MatrixOne. Furthermore, the arrangement provides that in the event that Mr. Hall’s employment is terminated by the Company or its successor without Cause (as defined in the arrangement) or by Mr. Hall for Good Reason (as defined in the arrangement) in each case within 12 months after a change of control of the Company, Mr. Hall will receive (a) 12 months’ salary continuation, (b) the greater of (i) his then current annual target bonus or incentive payment and (ii) the most recent annual bonus or incentive payment earned by or paid to him, and (c) payment of medical, life and disability insurance costs for up to 12 months or, for certain of those costs, until he has begun new employment.

In November 2003, the Company entered into an employment arrangement with each of the following executive officers: (i) John C. Fleming, Senior Vice President and General Manager – Electronics Business Unit; (ii) David W. McNelis, Senior Vice President of Engineering; (iii) Michael Segal, Senior Vice President of Global Sales and Services; and (iv) Sam Zawaideh, Senior Vice President of Product Solutions and Customer Support. In March 2004, the Company entered into an employment arrangement with Deborah A. Mulryan, Senior Vice President of Human Resources. Each arrangement provides that in the event that the executive officer’s employment is terminated by the Company without Cause (as defined in the arrangement) or by the executive officer with Good Reason (as defined in the arrangement) in each case within 12 months after an acquisition of the Company, the executive officer will receive (a) 12 months’ salary continuation, (b) the greater of (1) the executive officer’s then current annual target bonus or incentive payment and (2) the most recent annual bonus or incentive payment earned by or paid to the executive officer, and (c) payment of certain medical insurance costs for up to 12 months or, for certain of those costs, until the executive officer has begun new employment.

The former standard option agreements under the Company’s Amended and Restated 1987 Stock Option Plan (the “1987 Stock Plan”) and the Third Amended and Restated 1996 Stock Plan (the “1996 Stock Plan”) provide that if the Board of Directors approves a change in control transaction, as long as such transaction occurs while the employee is still employed by the Company, then all unvested options of the employee shall be accelerated. After acceleration, the employee may then exercise such options in full. These former standard option agreements further provide that if any exercise of accelerated options or the acceleration of the vesting of any options would result in an excess parachute payment under Section 280G(b) of the Internal Revenue Code of 1986, as amended (the “Code”), then the exercise or vesting of that portion of the options, or any acceleration thereof, resulting in the excess payment shall not be allowed or shall not occur. For all options granted after July 31, 2001, the Compensation Committee has changed the option agreements under the 1996 Stock Plan to provide for the acceleration of unvested awards by a period of 24 months upon a change in control. The Company’s Amended and Restated 1999 Stock Plan, as amended (the “1999 Stock Plan”) provides for the acceleration of unvested awards by a period of 24 months upon the consummation of an acquisition. In addition to or in lieu of the foregoing, with respect to outstanding options only, the Board of Directors may, upon written notice to the affected optionees, provide that any outstanding options shall become immediately exercisable in full. The 1999 Stock Plan and the standard option agreement under the 1996 Stock Plan further provide that if any exercise of accelerated options or the acceleration of the vesting of any options would result in an excess parachute payment under Section 280G(b) of the Code, then the exercise or vesting of that portion of the options, or any acceleration thereof, resulting in the excess payment shall not be allowed or shall not occur, subject to certain circumstances.

2005 Management Incentive Bonus Plan

The Board of Directors adopted the MatrixOne, Inc. 2005 Management Incentive Bonus Plan (“Plan”) on February 2, 2005. The goals of the Plan are to: (i) increase shareholder value by aligning the Company management’s performance with the interests of the stockholders, and (ii) retain and motivate members of Company management who are key contributors to the Company’s financial success, and (iii) reward the Company management for attaining corporate financial goals, including profitability for fiscal year 2005 and improvement in financial performance over fiscal year 2004. The Plan is subject to the following provisions: (i) Awards are to be made in cash only; (ii) Awards shall be calculated based upon the audited financials for fiscal year 2005; and (iii) Individuals must be employees of the Company on the date the award is paid. A specified amount was allocated for the total potential bonus pool for cash bonuses for Executive officers. Cash bonuses were to be awarded in such amounts to be paid to eligible participants based upon achievement of specified Company adjusted earnings per share performance targets. The Plan sets a threshold level of adjusted earnings that must be attained before any bonus is awarded, and the calculation of actual bonus to be paid is pro rated based upon the actual adjusted earnings per share achieved, up to a maximum of 115% of the total amount allocated under the Plan. Adjusted earnings per share excludes amortization of purchased technology and intangible assets, which are fixed acquisition-related charges, inquiry costs, restructuring charges, and asset impairment and disposal charges, which are charges relating to an unusual event, and stock-based compensation, which is a non-cash charge that ended during the three month period ended January 3, 2004. The Board of Directors does not consider amortization of purchased technology and intangible assets, inquiry costs, restructuring charges, asset impairment and disposal charges and stock-based compensation to be part of the Company’s ongoing operating activities or meaningful in evaluating the Company’s past financial performance or future prospects.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee were present or past employees or officers of the Company or any of its subsidiaries. No member of the compensation committee has had any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of the executive officers of the Company has served on the board or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on the Company’s Board or Compensation Committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 25, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each Director, or nominee for Director, of the Company, (iii) each of the executive officers named in the Summary Compensation Table under the caption “Compensation and Other Information Concerning Directors and Officers” below who were serving as executive officers of the Company on October 25, 2005, and (iv) all Directors, nominees for Director and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, to the Company’s knowledge, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. The address of each of our executive officers and Directors is c/o MatrixOne, Inc., 210 Littleton Road, Westford, MA 01886. As of October 25, 2005, there were 51,897,343 shares of Common Stock outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock	Options (1)	Total	Percent of Class
5% Owners
T. Rowe Price Associates, Inc. (2) 100 East Pratt Street Baltimore, Maryland 21202	7,200,595	—	7,200,595	13.9%

Chilton Investment Company, Inc. (3) 1266 East Main Street, 7th Floor Stamford, Connecticut 06902	4,328,608	—	4,328,608	8.3%

Executive Officers and Directors
Mark F. O’Connell (4)	345,790	2,427,064	2,772,854	5.1%
Gary D. Hall	—	96,739	96,739	*
Michael Segal (5)	327,664	575,373	903,037	1.7%
Sam Zawaideh	28,104	288,064	316,168	*
Gregory R. Beecher	—	75,000	75,000	*
W. Patrick Decker	5,000	117,500	122,500	*
David G. DeWalt	—	34,583	34,583	*
Daniel J. Holland (6)	53,400	87,500	140,900	*
Charles R. Stuckey, Jr. (7)	40,000	130,000	170,000	*
All executive officers, Directors and nominees for Director as a group (12 persons) (8)	947,958	4,573,447	5,521,405	9.8%

*	Represents beneficial ownership of less than one percent of Common Stock.
(1)	Includes all options that are currently exercisable or will become exercisable within 60 days from October 25, 2005 by the beneficial owner.
(2)	Information obtained from T. Rowe Price Associates, Inc.’s Amendment No. 5 to Schedule 13-G filed with the Securities and Exchange Commission on February 14, 2005. T. Rowe Price Associates, Inc. is the sole beneficial owner of 7,200,595 shares of Common Stock, of which it has sole voting power as to 2,177,695 shares, no shared voting power, sole dispositive power as to 7,200,595 shares, and no shared dispositive power.
(3)	Information obtained from Chilton Investment Company, Inc.’s Schedule 13-D filed with the Securities and Exchange Commission on September 14, 2005. Chilton Investment Company, Inc. is the beneficial owner of 4,328,608 shares of Common Stock, of which it has sole voting power as to 4,328,608 shares, no shared voting power, sole dispositive power as to 4,328,608 shares, and no shared dispositive power.

(4)	Includes options to purchase 18,081 shares of Common Stock held of record by Debra A. O’Connell, Mr. O’Connell’s wife, options to purchase 129,419 shares of Common Stock held of record by Gordon H. Hayes, Jr., Trustee of the Mark F. O’Connell Irrevocable Trust — 1999 for the benefit of Mr. O’Connell’s children, options to purchase 129,419 shares of Common Stock held of record by Gordon H. Hayes, Jr., Trustee of the Debra A. O’Connell Irrevocable Trust — 1999 for the benefit of Mr. O’Connell’s children, and 24,000 shares of Common Stock held of record by Gordon H. Hayes, Jr., Trustee of the O’Connell / Marek Family Irrevocable Trust — 1999 for the benefit of certain of Mr. O’Connell’s nieces and nephews. Mr. O’Connell disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(5)	Includes 24,000 shares of Common Stock and options to purchase 12,600 shares of Common Stock held of record by Lee E. Fogarty, Trustee of the Michael Segal and Kathleen A. Brown Irrevocable Trust — 1999 for the benefit of Mr. Segal’s children, and 9,750 shares of Common Stock and options to purchase 5,400 shares of Common Stock held of record by Kathleen A. Brown, Mr. Segal’s wife, Trustee of The Segal/Brown Irrevocable Trust — 1999. Mr. Segal disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(6)	Includes 400 shares of Common Stock owed by Patricia Holland, Mr. Holland’s wife. Mr. Holland disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(7)	Includes 40,000 shares of Common Stock held of record by Charles R. Stuckey and Marilyn Y. Stuckey, Trustees of the Charles R. Stuckey Revocable Trust.
(8)	See Notes 4, 5, 6 and 7.

Option Information

Equity Compensation Plan Information as of July 2, 2005

	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted average exercise price of outstanding options and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Stock-based Compensation Plans (1):
1987 Stock Plan (2)	35,365	$0.41	—
1996 Stock Plan	4,665,379	3.08	149,117
1999 Stock Plan	6,923,129	8.25	858,823
2000 ESPP (3)	389,250	3.76	213,031

Totals	12,013,123	6.07	1,220,971

(1)	Each of the Company’s Equity Compensation Plans has been approved by security holders.
(2)	The Board of Directors has resolved not to grant additional options under the 1987 Stock Plan and will not grant any more options under it in the future.
(3)	The number of securities to be issued upon exercise of outstanding options and rights under the 2000 ESPP was determined by multiplying the total number of plan participants by the maximum number of shares each participant could purchase at the end of the current Payment Period (as defined in the 2000 ESPP). The weighted average exercise price of outstanding options, warrants and rights under the 2000 ESPP was determined by multiplying the opening price of the Common Stock as of May 1, 2005 (the first day of the Payment Period, as defined in the 2000 ESPP) by 85%.

The outstanding options under all of the above stock-based compensation plans, as of July 2, 2005, were held as follows:

Shares Subject To Outstanding Options
All executive officers as a group	4,958,991
All current Directors (who are not executive officers) as a group	465,000
All employees (who are not executive officers) as a group	6,589,132

Total	12,013,123

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has adopted a policy which provides that all transactions between it and any of its officers, Directors, principal stockholders and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by the Nominating and Corporate Governance Committee. During fiscal 2005, the Company did not engage in any transaction that would require disclosure under this section.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to the Company by Ernst & Young LLP for the fiscal years ended July 2, 2005 and July 3, 2004 are as follows:

Audit Fees

During fiscal 2005, the aggregate fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal 2005 audit of the Company’s annual financial statements and the review of those financial statements included in its quarterly reports on Form 10-Q totaled $383,387; the estimated fees remaining to be billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal 2005 are approximately $3,148,800. The aggregate fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal 2004 audit of the Company’s annual financial statements and the review of those financial statements included in its quarterly reports on Form 10-Q totaled $493,000 of which $296,900 and $196,400 were billed in fiscal 2005 and 2004, respectively.

Audit-Related Fees

Audit-related fees billed to the Company by Ernst & Young LLP were approximately $74,603 and $9,000 in fiscal 2005 and fiscal 2004, respectively. The fees in fiscal 2005 were for services related to the filing of a registration statement on Form S-3 and Form 8-K relating to the Company’s acquisition of Synchronicity. The fees in fiscal 2004 were for services related to the filing of a registration statement on Form S-8.

Tax Fees

The total fees billed to the Company by Ernst & Young LLP for tax services were $0 in fiscal 2005 and approximately $119,994 in fiscal 2004. These fees were for services related to (a) tax compliance (including the preparation of tax returns), (b) tax planning and tax advice, and (c) requests for rulings or technical advice from tax authorities.

All Other Fees

The aggregate fees billed to the Company by Ernst & Young LLP for all services other than audit, audit-related or tax-related services were approximately $2,136 in fiscal 2005 and $79,135 in fiscal 2004. The majority of these fees in fiscal 2004 were for services related to Section 404 compliance under the Sarbanes-Oxley Act of 2002 and the Company’s voluntary stock option exchange program.

Pre-Approval Policies and Procedures

The Audit Committee has established a policy of reviewing, in advance, and either approving or disapproving, any audit, audit-related or non-audit services to be provided to the Company by any independent public or certified public accountant who is providing audit services to the Company. All of the audit services provided by Ernst & Young LLP to the Company in 2005 and 2004 were approved by the Audit Committee. Of the non-audit services provided in 2005 and 2004, 100% and 100%, respectively, were reviewed and approved by the Audit Committee. The Audit Committee concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Company are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of July 2, 2005 and July 3, 2004 (restated)

Consolidated Statements of Operations for the years ended July 2, 2005, July 3, 2004 (restated) and June 28, 2003 (restated)

Consolidated Statements of Stockholders’ Equity for the years ended July 2, 2005 July 3, 2004 (restated) and June 28, 2003 (restated)

Consolidated Statements of Cash Flows for the years ended July 2, 2005, July 3, 2004 (restated) and June 28, 2003 (restated)

Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of MatrixOne, Inc. for each of the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto of MatrixOne, Inc.

Page Number
Schedule II-Valuation and Qualifying Accounts and Reserves	S-II

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(3) INDEX TO EXHIBITS

The Exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIXONE, INC.
Date: November 8, 2005
	By:	/s/ Mark F. O’Connell
Mark F. O’Connell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Mark F. O’Connell	President, Chief Executive Officer and Director
Mark F. O’Connell	(principal executive officer)

/s/ Gary D. Hall	Chief Financial Officer and Treasurer (principal financial and
Gary D. Hall	accounting officer)

/s/ Gregory R. Beecher	Director
Gregory R. Beecher

/s/ W. Patrick Decker	Director
W. Patrick Decker

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ Daniel J. Holland	Director
Daniel J. Holland

/s/ Charles R. Stuckey, Jr.	Director
Charles R. Stuckey, Jr.

MATRIXONE, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We assessed the effectiveness of our internal control over financial reporting as of July 2, 2005, which identified the following material weaknesses in our internal control over financial reporting as of July 2, 2005. These material weaknesses include both entity level control weaknesses as well as weaknesses in process and transaction controls as defined in the COSO criteria. These material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing, for any transaction or series of transactions, revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period and certain operating expenses and net loss to be understated in an earlier period and overstated in a later period. As a consequence, we have restated our historical financial statements, as described elsewhere herein, resulting in a (reduction) or increase in total revenue in fiscal 2004 and fiscal 2003 of $764 and ($3,073), respectively and an (increase) or reduction in net loss in fiscal 2004 and fiscal 2003 of $3,803 in 2004 and ($3,722) in 2003.

Inadequate communication and monitoring of policies and procedures. We do not have sufficient communication to employees regarding their duties and control responsibilities, and monitoring by management, to ensure adherence by our employees to our code of business conduct and revenue recognition policy; and we did not have sufficient communication with our employees, and monitoring by management, to ensure timely notification of actual or perceived violations of our policies and procedures. We consider these to be a deficiency in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

M-1

Inadequate staffing and lack of certain requisite skills and competencies within the finance and accounting organization. We do not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate the financial statement close process and permit the preparation of its financial statements in accordance with generally accepted accounting principles. Our personnel also lack certain requisite skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of our foreign locations and ensure sufficient segregation of duties and financial management to facilitate the financial statement close process and permit the preparation of financial statements in accordance with generally accepted accounting principles. We consider this to be a deficiency in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

Inadequate processes, personnel with requisite skills and competencies, and oversight to identify the full scope of the Company’s arrangements with its customers. We do not have adequate staffing or personnel with requisite skills and competencies, revenue recognition processes, financial systems and controls, and management oversight to reasonably a) ensure the prevention and detection of unauthorized arrangements with customers, b) ensure the prevention and detection of concessions primarily related to maintenance terms and conditions, c) ensure that documentation of vendor specific objective evidence of services was sufficient; and d) evaluate the associated accounting implications. We do not have a sufficient number of personnel or personnel with requisite skills and competencies in our accounting and finance organization to provide reasonable assurance that complex multiple element arrangements were being recorded as necessary to facilitate the financial statement close process and permit the preparation of financial statements in accordance with generally accepted accounting principles. As a result, material revenue-related adjustments have been posted to our books and records in our current and prior year financial statements. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of July 2, 2005, our internal control over financial reporting was not effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has issued a report on our assessment of our internal control over financial reporting. This report appears on page 61.

M-2

Schedule II

MATRIXONE, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Write-Offs/ Other Deductions	Balance at End of Period
	(As Restated)	(As Restated)				(As Restated)
Allowance for Doubtful Accounts:
July 2, 2005	$867	$(117	)(1)	$—	$(3)	$747
July 3, 2004	$945	$(76	)(1)	$—	$(2)	$867
June 28, 2003	$1,085	$420		$—	$(560)	$945

(1)	Amount represents a revision of an estimate reducing the allowance for doubtful accounts.

S-II

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated By-laws

4.1(1)	Specimen certificate representing the common stock

4.2(2)	Registration Rights Agreement dated as of August 4, 2004 by and between MatrixOne, Inc. and the representative of former noteholders and certain stockholders of Synchronicity Software, Inc.

4.3	Amendment to Synchronicity Agreements dated November 8, 2005 by and between MatrixOne, Inc. and James Furnivall, as the representative for the Holders

10.1(1)	Amended and Restated 1987 Stock Option Plan

10.2(1)	2000 Employee Stock Purchase Plan

10.3(1)	Loan and Security Agreement between the Company and Silicon Valley Bank dated as of December 29, 1998

10.4(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of September 28, 1999

10.5(1)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 28, 1999

10.6(3)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of August 18, 2000

10.7(4)	Sublease and Consent Agreement made as of December 1, 2000 by and between Veryfine Products, Inc. and the Company

10.8(4)	Loan Modification Agreement dated December 29, 2000 between the Company and Silicon Valley Bank

10.9(5)	Office Lease by and between the Company and Crown Milford LLC dated May 31, 2001

10.10(6)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 29, 2001

10.11(7)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 24, 2002

10.12(8)	Third Amended and Restated 1996 Stock Plan

10.13(8)	Amended and Restated 1999 Stock Plan

10.14(9)(*)	Letter agreement dated April 15, 2003 between the Company and Janet Heppner-Jones

10.15(10)	Loan Modification Agreement between the Company and Silicon Valley Bank dated as of December 23, 2003

10.16(10)(*)	Employment Agreement between the Company and Mark F. O’Connell dated as of October 21, 2003

10.17(10)(*)	Employment Letter between the Company and Sam Zawaideh dated as of November 3, 2003

10.18(10)(*)	Employment Letter between the Company and Mike Segal dated as of November 6, 2003

10.19(10)(*)	Employment Letter between the Company and John Fleming dated as of November 5, 2003

10.20(10)(*)	Employment Letter between the Company and Janet Heppner-Jones dated as of November 1, 2003

10.21(10)(*)	Employment Letter between the Company and David McNelis dated as of November 7, 2003

10.22(11)(*)	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.23(11)(*)	Employment Letter between the Company and Deborah Deputat dated as of March 25, 2004

10.24(12)	Agreement and Plan of Merger by and among the Company, MatrixOne International, Inc., Insync Merger Corporation, Synchronicity Software, Inc., the noteholders and certain stockholders of Synchronicity Software, Inc. and James Furnivall as the representative, dated as of June 4, 2004

10.25(2)	Payment, Exchange and Escrow Agreement dated as of August 4, 2004 among MatrixOne, Inc., the Representative, Equiserve Trust Company, N.A., as Exchange Agent and U.S. Bank National Association, as Escrow Agent.

10.26(13)	Employment Letter between the Company and Gary D. Hall dated as of February 1, 2005

10.27(8)(*)	Form of Stock Option Agreement granted under Amended and Restated 1999 Stock Plan

10.28(13)	Sales Compensation Plan Amendment between the Company and Janet Heppner-Jones dated as of January 3, 2005

10.29(13)	2005 Management Incentive Bonus Plan

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-92731).
(2)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on August 10, 2004.
(3)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended July 1, 2000.
(4)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000.
(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.
(6)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2001.
(7)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.
(8)	Incorporated herein by reference to the exhibits to the Company’s Tender Offer Statement on Schedule TO (File No. 005-60481).
(9)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 28, 2003.
(10)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 3, 2004.
(11)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004.
(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 7, 2004.
(13)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005
(*)	Indicates a management contract or any compensatory plan, contract or arrangement.