Form 10-Q
period 2005-10-01
MATRIXONE INC
filed 2005-11-15
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 11, 2005, there were 52,092,859 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2005

		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Condensed Consolidated Balance Sheets as of October 1, 2005 (unaudited) and July 2, 2005	2
	Condensed Consolidated Statements of Operations for the Three Month Periods Ended October 1, 2005 (unaudited) and October 2, 2004 (unaudited, as restated)	3
	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended October 1, 2005 (unaudited) and October 2, 2004 (unaudited, as restated)	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Risk Factors	36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4:	Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	55

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 5:	Other Information	56

Item 6:	Exhibits	56

Signatures		57

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2005

Restatement of Consolidated Financial Statements

In this Quarterly Report on Form 10-Q, we are restating our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three months ended October 2, 2004. As previously reported in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 9, 2005, we have restated our consolidated financial statements for fiscal 1999 through fiscal 2004 as well as the first two interim periods of fiscal 2005 due to the discovery of errors in revenue recognition related to certain transactions reported by us and to address other matters as discussed in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

We also anticipate filing an amended Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 for the purpose of restating our consolidated financial statements for the second quarter of fiscal 2005. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for fiscal 1999 through the second quarter of fiscal 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for fiscal 2004 and fiscal 2003 included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 should be relied upon.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 1, 2005	July 2, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,501	$107,677
Accounts receivable, less allowance for doubtful accounts of $714 and $747	25,995	28,620
Prepaid expenses and other current assets	10,777	8,822

Total current assets	137,273	145,119
PROPERTY AND EQUIPMENT, NET	5,714	6,096
GOODWILL	11,877	11,929
OTHER INTANGIBLE ASSETS, NET	7,330	7,645
OTHER ASSETS	2,162	2,171

	$164,356	$172,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,825	$5,941
Accrued expenses	18,808	23,034
Deferred revenue	39,235	37,040

Total current liabilities	62,868	66,015

LONG TERM DEFERRED REVENUE	6,410	5,163
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 51,775 and 51,771 shares issued and outstanding	518	518
Additional paid-in capital	228,010	227,489
Accumulated deficit	(135,273)	(128,088)
Accumulated other comprehensive income	1,823	1,863

Total stockholders’ equity	95,078	101,782

	$164,356	$172,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 1, 2005	October 2, 2004
		(As Restated)
REVENUES:
Software license	$6,347	$11,174
Service	19,073	17,508

Total revenues	25,420	28,682

COST OF REVENUES:
Software license	447	965
Amortization of purchased technology	199	133
Service (1)	11,240	11,440

Total cost of revenues	11,886	12,538

GROSS PROFIT	13,534	16,144

OPERATING EXPENSES:
Selling and marketing (1)	9,395	9,887
Research and development (1)	7,134	6,338
General and administrative (1)	4,664	2,621
Amortization of intangible assets	116	70

Total operating expenses	21,309	18,916

LOSS FROM OPERATIONS	(7,775)	(2,772)

OTHER INCOME (EXPENSE):
Interest income	724	350
Other income (expense), net	(1)	(18)

Total other income (expense)	723	332

LOSS BEFORE INCOME TAXES	(7,052)	(2,440)
PROVISION FOR INCOME TAXES	133	51

NET LOSS	$(7,185)	$(2,491)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.05)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	51,771	50,295

(1) The following summarizes the allocation of stock-based compensation included in the costs and expenses noted above:
Cost of service revenues	$132
Selling and marketing	168
Research and development	132
General and administrative	88

Total stock-based compensation	$520

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 1, 2005	October 2, 2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,185)	$(2,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	582	802
Amortization of purchased technology and intangible assets	315	203
Stock-based compensation	520	—
Reduction in doubtful accounts	(33)	(188)
Changes in assets and liabilities, net of business combination:
Accounts receivable	2,593	3,434
Prepaid expenses and other current assets	(1,975)	(874)
Accounts payable	(1,116)	(381)
Accrued expenses	(4,313)	(784)
Deferred revenues	3,729	(2,878)

Net cash used in operating activities	(6,883)	(3,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(204)	(380)
Other assets	52	(126)
Cash paid for business combinations, net of cash acquired of $790	—	(4,658)

Net cash used in investing activities	(152)	(5,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	—	(1,512)
Proceeds from stock option exercises	2	77

Net cash provided by (used in) financing activities	2	(1,435)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(143)	221

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,176)	(9,535)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,677	118,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,501	$108,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$22	$54

Issuance of common stock in business combination	$—	$12,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three month periods ended October 1, 2005 and October 2, 2004 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 1, 2006.

The Company operates on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. Both the three month periods ended October 1, 2005 and October 2, 2004 had thirteen weeks. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

We primarily provide the following four types of software license arrangements:

•	Perpetual software license - we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time-based license - we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time-based license - we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support services for such arrangements, both the software license and maintenance and customer support services fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties - we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

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

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services are generally not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

and related software license revenues are recognized upon customer acceptance or upon delivery of the future deliverables. Customers generally reimburse the Company for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs.

Maintenance and customer support services fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support services fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support services fee is included in a software license fee, a portion of the software license fee is allocated to maintenance and customer support services fees based on the renewal rate of maintenance and customer support services fees.

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, directors, officers or consultants of the Company. Pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock under the Purchase Plan at 85% of the lessor of the average market price of the Company’s common stock on the first or last day of the applicable six month payment period.

In the first fiscal quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the three months ended October 2, 2004 includes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

Commencing in the fiscal quarter ending October 1, 2005, the Company began recording stock-based compensation using the fair value method pursuant to SFAS 123(R). Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three months ended October 2, 2004, no stock-based compensation was recorded under the intrinsic value method.

During the three months ended October 1, 2005, the Company recorded stock compensation expense of $520 in accordance with SFAS 123(R).

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The fair value of stock options granted during the periods indicated has been determined using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended
	October 1, 2005	October 2, 2004
Risk-free interest rate	4.20%	3.14 –3.37%
Expected dividend yield	None	None
Expected life	4.6 Years	3-4 Years
Expected volatility	65%	90%
Expected forfeiture rate	33%	—

The assumptions used by the Company were developed with the assistance of an independent appraisal firm, from which the Company has received a report.

Had compensation expense for all stock options been determined based on fair value as prescribed by SFAS 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share for the three months ended October 2, 2004 would have been as follows:

Three Months Ended October 2, 2004
(As Restated)
NET LOSS:
Net loss, as reported	$(2,491)
Include:
Stock-based compensation expense related to stock options using the fair value method	(2,993)
Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan using the fair value method	(132)

Pro forma net loss	$(5,616)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.05)

Pro forma:
Basic and diluted net loss per share	$(0.11)

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 2: Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements for fiscal 1999 through fiscal 2004 as well as the first two interim periods of fiscal 2005 due to the discovery of errors in revenue recognition related to certain transactions reported by the Company and to address other matters as described below. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed statements of operations for the three months ended October 2, 2004.

The Company anticipates filing an amended Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 for the purpose of restating its consolidated financial statements for the second quarter of fiscal 2005. The Company does not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the second quarter of fiscal 2005.

In the third quarter of fiscal 2005, a new manager at the Company’s Japanese subsidiary discovered a side letter, a violation of the Company’s policy, which granted a distributor an unauthorized right of return related to certain of the Company’s software products. The manager informed the Company’s U.S. management about the side letter, who in turn notified the Company’s independent auditors and the Audit Committee of the Board of Directors. The Audit Committee of the Company’s Board of Directors launched a review of the Company’s revenue recognition practices (“the review”). As a result of the review, the Company identified a pattern of unauthorized arrangements and concessions granted to certain distributors, principally in Japan, in the form of rights of return; exchanges for product which had not been delivered; and timing of commencement of maintenance, among other conditions; as well as a pattern of failure by managers and employees and certain of the Company’s distributors to provide accurate information to the Company concerning arrangements included as revenue in the Company’s consolidated financial statements. As a result of these findings, the Company determined that the timing of revenue recognition should be deferred until all such concessions and unauthorized arrangements lapse or have been fulfilled. Based on the review, management and the Audit Committee concluded that the failure to detect these unauthorized arrangements and concessions resulted in errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, required the Company to restate previously reported financial results. The Company also identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of revenue into later periods when the commitment was or will be fulfilled.

Certain costs directly associated with these revenues being deferred, principally royalties and personnel related costs including commissions, had been previously recognized as an expense in the period in which the associated revenue was recognized and such costs have also been adjusted. These costs are being recognized in the period in which the related software license or professional services revenue is recognized. As part of the restatement, the Company re-evaluated payments pursuant to certain third-party development and licensing arrangements and concluded they should be accounted for as research and development expenses when paid rather than capitalized and amortized to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three months ended October 2, 2004.

	Three Months Ended
	October 2, 2004	October 2, 2004
	(As Reported)	(As Restated)
Consolidated Statements of Operations Data:
Revenues:
Software license	$11,401	$11,174
Service	18,215	17,508

Total revenues	29,616	28,682

Cost of revenues:
Software license	1,110	965
Amortization of purchased technology	133	133
Service	11,647	11,440

Total cost of revenues	12,890	12,538

Gross profit	16,726	16,144

Operating expenses:
Selling and marketing	9,804	9,887
Research and development	6,281	6,338
General and administrative	2,791	2,621
Amortization of intangible assets	70	70

Total operating expenses	18,946	18,916

Loss from operations	(2,220)	(2,772)
Other income, net	333	332
Provision for income taxes	51	51

Net loss	$(1,938)	$(2,491)

Basic net loss per share:
Net loss	$(0.04)	$(0.05)

Shares used in computation	50,295	50,295

Diluted net loss per share:
Net loss	$(0.04)	$(0.05)

Shares used in computation	50,295	50,295

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued statement of operations for the three months ended October 2, 2004.

Net Loss

Net Loss Year Ended
October 2, 2004
As previously reported	$(1,938)
Restatement adjustments, net:
Software license revenues	(227)
Service revenues	(707)
Cost of software license revenue	145
Cost of service revenues	207
Operating expenses	30
Other Income	(1)

Total restatement adjustments	(553)

As restated	$(2,491)

Software License Revenue

The Company’s policy for recognizing software license revenue from Alliance Partners results in the recognition of software license revenue upon receipt of a written confirmation from the Alliance Partner of an arrangement with the ultimate end user, delivery of the software to the Alliance Partner and when all other revenue recognition criteria are met (refer to Note 1 “Summary of Significant Accounting Policies”). As a result of the investigation, the Company identified a pattern of unauthorized arrangements and concessions granted to certain distributors, principally in Japan, in the form of rights of return; exchanges for product which had not been delivered; and timing of commencement of maintenance, among other conditions; as well as a pattern of failure by managers and employees and certain of the Company’s distributors to provide accurate information to the

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Company concerning arrangements included as revenue in the Company’s consolidated financial statements. As a result of these findings, the Company determined that the timing of revenue recognition should be deferred until all such concessions and unauthorized arrangements have lapsed or have been fulfilled.

Further, as a result of the investigation, the Company determined that, because of unauthorized maintenance terms being granted to certain distributors in Japan, the Company is unable to assert that it has vendor specific objective evidence (“VSOE”) for the software license revenue transactions reported by its Japanese subsidiary. Consequently, all license transactions reported by the Company’s Japanese subsidiary during the restatement period were restated to recognize software license revenue on a straight-line basis over the related maintenance term (primarily one year), beginning generally when maintenance commenced or, if later, when concessions or unauthorized arrangements were fulfilled or subsequently lapsed.

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

Cost of Software License Revenues

Cost of software license revenues primarily consists of royalties paid to third-parties for certain products licensed to the Company’s customers. As a result of the restatement, certain software license revenues were adjusted as described in above. Accordingly, certain direct costs related to software license revenues were deferred to reflect the associated deferred recognition of these revenues. These costs are being recognized in the period in which the related software license revenue is recognized.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

As part of the restatement, the Company re-evaluated payments pursuant to certain third-party development and licensing arrangements and concluded they should be accounted for as research and development expenses when paid rather than capitalized and amortized to cost of software license revenues based on the greater of the actual royalties incurred to date or the straight-line method of amortization over the estimated useful life.

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

Operating Expenses

Operating expenses include selling and marketing, research and development and general and administrative. As part of the restatement, the Company deferred certain direct selling expenses related to deferred software license revenue. These expenses will be recognized in the period in which the related software license revenue is recognized. The Company also reclassed certain prepaid software royalty fees related third-party development arrangements from prepaid expenses and other current assets to research and development expense. In addition, the Company adjusted its allowance for doubtful accounts, which is included in general and administrative expenses, to reflect its actual historical experience. Finally, the Company also recorded certain adjustments for previously unrecorded immaterial errors related to certain operating expense estimates and accruals.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 3. Business Combinations

On August 4, 2004, the Company acquired Synchronicity Software, Inc. (“Synchronicity”), a provider of electronic design management, team collaboration and intellectual property reuse solutions for the global electronics industry for cash consideration of approximately $4,529 and the issuance of approximately 2,304 shares of MatrixOne common stock. The acquisition of Synchronicity added new solutions for semiconductor and electronics design management to the solutions portfolio of the Company, expanded the Company’s customer base and deepened the Company’s domain expertise in the electronics industry. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired entity are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

On the date of the acquisition, the combined Company committed to a plan to exit certain activities of Synchronicity at a cost of approximately $806 in the aggregate which was included in the purchase price allocation as acquisition liabilities. These acquisition liabilities relate to certain severance and other employee benefits related to the planned termination of ten Synchronicity employees at a cost of approximately $641, and the cost of vacating a Synchronicity facility of approximately $165. The Company paid severance and other related benefits and the lease termination costs through September 2005.

The significant components of the exit plan, cash payments and remaining accrual as of October 1, 2005 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Non-cash adjustment	(29)	(16)	(45)
Cash payments	(491)	(149)	(640)

Accrual balance as of July 2, 2005	121	—	121
Cash payments	(121)	—	(121)

Accrual balance as of October 1, 2005	$—	$—	$—

The non-cash adjustment of $29 represents the reversal of certain severance and other employee benefits related to the retention of two employees previously planned to be terminated. The non-cash adjustment of $16 within facilities and other associated costs represents an adjustment to the estimated costs incurred in vacating the Synchronicity facility.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The following unaudited pro forma financial information presents the combined results of the Company and Synchronicity as if the Synchronicity acquisition had taken place on July 4, 2004. The pro forma amounts give effect to certain adjustments, including the amortization of intangible assets, increased commission expense, decreased interest income, incremental rent expense and certain one-time adjustments which had been recorded by Synchronicity in its historical financial statements. This pro forma information does not necessarily reflect the results of operations as they would have been if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

Three Months Ended October 2, 2004
(As Restated)
Pro forma total revenues	$29,919
Pro forma net loss	$(3,348)
Pro forma basic and diluted net loss per share	$(0.07)

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

Note 4. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of October 1, 2005:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(630)	$3,150
Application technology – DesignSync	4	710	(207)	503
Application technology – ProjectSync	3	240	(93)	147

Total developed technology		4,730	(930)	3,800

Customer contracts and related customer relationships - Synchronicity	10	3,600	(420)	3,180
Customer contracts and related customer relationships - Centor	5	210	(73)	137
Trademarks and trade names	4	250	(37)	213

		4,060	(530)	3,530

Total		$8,790	$(1,460)	$7,330

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

For the three months ended October 1, 2005, amortization expense related to identified intangible assets was $315, of which $199 was related to developed technology and included in cost of revenues and $116 was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses.

The following is the estimated future amortization expense related to other intangible assets as of October 1, 2005:

Fiscal Year
Remainder of fiscal 2006	$946
2007	1,262
2008	1,189
2009	962
2010	916
2011	900
Thereafter	1,155

Total	$7,330

The following sets forth changes to goodwill for the three months ended October 1, 2005:

Goodwill balance as of July 2, 2005	$11,929
Adjustment to goodwill for a cash receipt related to the Centor acquisition	(52)

Goodwill balance as of October 1, 2005	$11,877

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

Accrual balance as of July 2, 2005	$250
Net provisions for warranty charged to cost of services during the three months ended October 1, 2005	99
Payments made (in kind or in cash) during the three months ended October 1, 2005	(149)

Accrual balance as of October 1, 2005	$200

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of October 1, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, the Company does not believe any amounts would be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Potentially dilutive common stock options aggregating 11,263 and 12,187 shares for the three months ended October 1, 2005 and October 2, 2004, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 8. Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and stock-based compensation. The components of comprehensive loss were as follows:

	Three Months Ended
	October 1, 2005	October 2, 2004
		(As Restated)
Net loss	$(7,185)	$(2,491)
Foreign currency translation adjustments	(40)	414

Comprehensive loss	$(7,225)	$(2,077)

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Risk Factors” beginning on page 36 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

In this Quarterly Report on Form 10-Q, we are restating our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three months ended October 2, 2004. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for fiscal 1999 through the second quarter of fiscal 2005 have not been amended to reflect the restatement, and the financial statements contained in those reports should not be relied upon. For additional information regarding the restatement, refer to Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

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

Financial Overview

On August 4, 2004, we acquired Synchronicity Software (“Synchronicity”) for cash consideration of approximately $4.5 million and the issuance of approximately 2.3 million shares, and on November 12, 2004, we acquired certain intangible assets of Centor Software (“Centor”) for cash consideration of approximately $1.8 million. These acquisitions were accounted for as business combinations using the purchase method of accounting. Accordingly, the results of operations of Synchronicity and Centor are included in our statements of operations for all periods subsequent to the respective acquisition dates.

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and the fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for the three months ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
North America	$14,718	$16,468
Europe	7,826	8,535
Asia/Pacific	2,876	3,679

Total revenues	$25,420	$28,682

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three months ended October 1, 2005 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $0.1 million higher.

Our current and long-term deferred revenues have increased significantly from $32.2 million and $42.2 million at October 2, 2004 and July 2, 2005, respectively, to $45.6 million at October 1, 2005. The increase is primarily related to: 1) deferral of software license and maintenance and customer support services revenues in Japan; 2) deferral of software license, professional services and maintenance and customer support services revenues related to certain commitments to provide certain software functionality to certain customers; 3) deferral of certain software license revenues accounted for ratably for a period of up to three years; and 4) deferral of software license and maintenance and customer support services revenues related to a software license transaction with extended payment terms. During the three month period ended October 1, 2005, we deferred software license, professional services and maintenance and customer support services revenues related to delivery of certain software and certain commitments to provide certain software functionality to certain customers aggregating approximately $3.4 million and deferred software license and maintenance and customer support services revenues related to a software license transaction with extended payment terms aggregating approximately $2.4 million.

The Company expects to recognize the majority of both its current and long-term deferred revenue over the next 18 to 24 months. In addition, certain of the deferred transactions aggregating approximately $13.9 million are primarily recognizable upon either delivery of certain software functionality or clarification of certain terms and conditions related to a software license and/or professional services arrangement. The remaining deferred transactions are expected to generally be recognized ratably in future periods. The recognition of a certain transaction or certain transactions may significantly increase our revenues for a particular quarter and have a significant effect on our operating results for that quarter.

In the first quarter of fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the three months ended October 2, 2004 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

During the three months ended October 1, 2005, we recorded stock compensation expense of $0.5 million in accordance with SFAS 123(R). The following summarizes the allocation of stock-based compensation included in our cost and expenses:

(In thousands)	Three Months Ended October 1, 2005
Cost of service revenues	$132
Selling and marketing	168
Research and development	132
General and administrative	88

Total stock-based compensation	$520

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of October 1, 2005, we had an accumulated deficit of approximately $135.3 million. If our operating expenses are higher than we anticipate or our revenues are lower than anticipated, we may incur significant net losses in fiscal 2006 and beyond.

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

We primarily provide the following four types of software license arrangements:

•	Perpetual software license - we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time-based license - we recognize software license revenues from two year or more time-based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time-based license - we recognize software license revenues from less than two year time-based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support services for such arrangements, both the software license and maintenance and customer support services fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

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

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services generally are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues and related software license revenues are recognized upon customer acceptance or upon delivery of the future product deliverables. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

For arrangements that include the licensing of software and the performance of professional services under a fixed-price contract, both the software license revenues and professional services revenues are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs.

Maintenance and customer support services fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support services fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support services fee is included in a software license fee, we allocate a portion of the software license fee to maintenance and customer support services fees based on the renewal rate of maintenance and customer support services fees.

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was approximately $0.7 million at both October 1, 2005 and July 2, 2005.

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

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We evaluate the impairment of goodwill annually in our fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting segment (refer to Note 9 “Segment Information” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.2 million and $0.3 million at October 1, 2005 and July 2, 2005, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 5 “Professional Services Warranty” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Stock-Based Compensation

In the first quarter of fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the three months ended October 2, 2004 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

The calculation of stock-based compensation requires the use of a valuation model and related assumptions. We use the Black-Scholes option pricing model to estimate the fair value of our share-based instruments. The use of the Black-Scholes option pricing model requires the use of subjective assumptions including an estimate of the volatility of our stock, the expected life of our share-based instruments, the expected forfeitures of share-based instruments, the expected dividend rate on our common stock and the risk free interest rates that can materially affect our fair value estimate of our share-based instruments. Changes in these estimates and assumptions could materially impact the calculation of stock-based compensation

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. As discussed in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, the unaudited condensed consolidated financial statements for the three months ended October 2, 2004 are restated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

	Three Months Ended
	October 1, 2005	October 2, 2004
		(As Restated)
Revenues:
Software license	25.0%	39.0%
Service	75.0	61.0

Total revenues	100.0	100.0

Cost of Revenues:
Software license	1.8	3.3
Amortization of purchased technology	0.8	0.5
Service	44.2	39.9

Total cost of revenues	46.8	43.7

Gross profit	53.2	56.3

Operating Expenses:
Selling and marketing	37.0	34.5
Research and development	28.1	22.1
General and administrative	18.3	9.2
Amortization of intangible assets	0.4	0.2

Total operating expenses	83.8	66.0

Loss from Operations	(30.6)	(9.7)
Other Income (Expense), Net	2.8	1.2

Loss Before Income Taxes	(27.8)	(8.5)
Provision for income taxes	0.5	0.2

Net Loss	(28.3)%	(8.7)%

Comparison of the Three Months Ended October 1, 2005 and October 2, 2004

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Business Process Applications and Enterprise Integration offerings.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	October 1, 2005	October 2, 2004
		(As Restated)
Matrix PLM Platform	$2,647	$3,269	$(622)	(19.0)%
Business Process Applications	2,800	5,635	(2,835)	(50.3)%
Enterprise Integrations	900	2,270	(1,370)	(60.4)%

Total software license revenues	$6,347	$11,174	$(4,827)	(43.2)%

Number of software license transactions recognized(1)	40	72	(32)	(44.4)%
Number of software license transactions in excess of $1.0 million recognized(1)	1	3	(2)	(66.7)%

(1)	Excludes transactions recognized on a ratable basis

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
North America	$3,732	$5,852	$(2,120)	(36.2)%
Europe	1,705	3,247	(1,542)	(47.5)%
Asia/Pacific	910	2,075	(1,165)	(56.1)%

Total software license revenues	$6,347	$11,174	$(4,827)	(43.2)%

Software license revenues decreased during the three months ended October 1, 2005 due to a decrease in the number of software license transactions, a decrease in the number of transactions in excess of $1.0 million, a decrease in sales productivity in Europe and the restructuring of our operations in Japan. Software license revenues also decreased during the three months ended October 1, 2005 because certain software license transactions either included certain commitments to provide future software functionality or included extended payments terms and, therefore, were deferred for recognition in later fiscal periods when the related commitments are fulfilled or payments are made.

During the three months ended October 1, 2005, the transaction we recorded in excess of $1.0 million was from a customer located in North America. Matrix PLM Platform software license revenues decreased due to a decrease in the number of software license transactions compared to the three months ended October 2, 2004. Software license revenues from our Enterprise Integration offerings and Business Process Applications decreased primarily due to a decrease in the number of software transactions to both new and existing customers that included our Enterprise Integration and Business Application products.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Maintenance revenues	$10,719	$8,862	$1,857	21.0%
Professional service revenues	7,880	7,889	(9)	(0.1)%
Training revenues	474	757	(283)	(37.4)%

Total service revenues	$19,073	$17,508	$1,565	8.9%

Maintenance as a percentage of services revenues	56.2%	50.6%

Service revenues increased during the three months ended October 1, 2005 as a result of incremental maintenance revenues related to Synchronicity and continued expansion of our maintenance base and reflects the growth in our software license revenues during the preceding fiscal year. Training revenues decreased based on the timing of new and existing customers attending training classes and customer purchases of our web-based training products.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration offerings licensed to our customers and amortization of purchased technology related to business combinations. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on our Business Process Applications and our Enterprise Integration offerings and the amount of amortization of prepaid software royalty fees.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Cost of software licenses	$447	$965	$(518)	(53.7)%
Amortization of purchased technology	199	133	66	49.6%

Total cost of software licenses	$646	$1,098	$(452)	(41.2)%

Cost of software license revenues decreased during the three months ended October 1, 2005 due to $0.2 million and $0.3 million decreases in royalties related to our Enterprise Integration offerings and Business Process Applications, respectively, due to decreased software license revenues from those products. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition which are amortized on a straight-line basis over their estimated useful lives of three to seven years. We expect to incur amortization expense of approximately $0.6 million for the remainder of fiscal 2006. We may complete other acquisitions throughout fiscal 2006, which may result in an increase in amortization of intangible assets such as purchased technology.

Cost of services. Cost of services includes salaries, related expenses and stock-based compensation for internal services personnel and costs of contracting with independent systems integrators to provide consulting services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive independent systems integrators used for professional services engagements. Our gross margins may fluctuate based on the actual costs incurred to provide professional services.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Cost of services	$11,240	$11,440	$(200)	(1.7)%

Cost of services decreased $0.2 million during the three months ended October 1, 2005 due primarily to a $0.9 million decrease in personnel and travel costs partially offset by a $0.7 million increase in offshore, domestic and international contractor expense and stock-based compensation.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Gross profit on software license revenues	$5,701	$10,076	$(4,375)	(43.4)%
Gross profit on service revenues	7,833	6,068	1,765	29.1%

Total gross profit	$13,534	$16,144	$(2,610)	(16.2)%

Gross margin on software license revenues	89.8%	90.2%	(0.4)%
Gross margin on service revenues	41.1%	34.7%	6.4%
Total gross margin	53.2%	56.3%	(3.1)%
Percentage of total revenues derived from software license revenues	25.0%	39.0%	(14.0)%
Percentage of total revenues derived from service revenues	75.0%	61.0%	14.0%

Total gross profit decreased during the three months ended October 1, 2005 primarily due to a decrease in gross profit from software license revenues as a result of a decrease in software license revenues, partially offset by an increase in gross profit from services revenues due to an increase in maintenance revenues.

Selling and marketing. Selling and marketing expenses include salaries, related expenses and stock-based compensation related to employees, marketing costs, such as public relations and advertising, trade shows, marketing materials and customer user group meetings, and selling costs such as sales training events and commissions. Selling and marketing costs may fluctuate based on the timing of trade shows and user group events and the amount of sales commissions, which vary based upon revenues.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Selling and marketing expenses	$9,395	$9,887	$(492)	(5.0)%
Selling and marketing expenses as a percentage of total revenues	37.0%	34.5%	2.5%

Selling and marketing expenses decreased during the three months ended October 1, 2005 as a result of a $0.5 million decrease in commission expense, a $0.3 million decrease in training expenses partially offset by a $0.3 million increase in certain personnel expenses related to the acquisitions of Synchronicity and Centor and stock-based compensation.

Research and development. Research and development expenses include salaries, related expenses and stock-based compensation expense related to employees and external costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have been immaterial. Research and development costs may fluctuate based on the use of third-parties to assist in the development of our software products.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Research and development expenses	$7,134	$6,338	$796	12.6%
Research and development expenses as a percentage of total revenues	28.1%	22.1%	6.0%

Research and development expenses increased during the three months ended October 1, 2005 primarily due to a $0.5 million increase in personnel costs primarily as a result of the Synchronicity and Centor acquisitions, a $0.2 million increase in third-party development fees and $0.1 million of stock-based compensation.

General and administrative. General and administrative expenses consist primarily of salaries, related expenses and stock-based compensation expense of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
General and administrative expenses	$4,664	$2,621	$2,043	77.9%
General and administrative expenses as a percentage of total revenues	18.3%	9.2%	9.1%

General and administrative expense increased during the three months ended October 1, 2005 primarily due to a $1.6 million increase in legal and accounting fees primarily related to the financial review and restatement completed in November 2005, a $0.3 million increase in contractor expense to assist the Company in the completion of the restatement, and $0.1 million of stock-based compensation.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets of four to ten years. We expect to incur amortization expense of approximately $0.3 million for the remainder of fiscal 2006. We may complete other acquisitions throughout fiscal 2006, which may result in an increase in amortization of intangible assets such as customer contracts and related customer relationships and trademarks and trade names.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Amortization of intangible assets	$116	$70	$46	65.7%
Amortization of intangible assets as a percentage of total revenues	0.4%	0.2%	0.2%

Other income (expense). Other income (expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Other income (expense), net	$723	$332	$391	117.8%

Other income increased during the three months ended October 1, 2005 primarily due to an increase in interest income from higher yields on our investments and a reduction in realized losses on foreign currency transactions.

Provision for income taxes. During both the three months ended October 1, 2005 and the three months ended October 2, 2004, we recorded a provision for income taxes of $0.1 million related to minimum taxes due in certain domestic and foreign tax jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents. Our ability to generate cash from operations is dependent upon our ability to generate revenue from the licensing of our software and providing related services, as well as our ability to manage our operating costs and net assets. A decrease in the demand for our software and related services or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	July 2, 2005
Cash and cash equivalents	$100,501	$107,677	$(7,176)	(6.7)%
Working capital	$74,405	$79,104	$(4,699)	(5.9)%

During the three months ended October 1, 2005, our cash and cash equivalents and working capital decreased primarily due to our loss from operations and payments of accrued expenses.

The following sets forth information relating to the sources and uses of our cash:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	October 1, 2005	October 2, 2004
		(As Restated)
Net cash used in operating activities	$(6,883)	$(3,157)	$(3,726)	(118.0)%
Net cash used in investing activities	$(152)	$(5,164)	$5,012	97.1%
Net cash provided by (used in) financing activities	$2	$(1,435)	$1,437	100.1%

	Three Months Ended
	October 1, 2005	October 2, 2004
		(As Restated)
Days sales outstanding	93	82

Net cash used in operating activities during the three months ended October 1, 2005 resulted primarily from our net loss, decreases in accrued expenses and accounts payable due to the payment of expenses related to the financial review and restatement and personnel related costs, and an increase in prepaid expenses due to the deferral of costs related to certain deferred revenues. These uses were partially offset by a reduction in accounts receivable due to lower revenues and an increase in deferred revenue. Net cash used in operating activities for the three months ended October 2, 2004 resulted primarily from our net loss and a decrease in deferred revenue related to the recognition of certain software license transactions and amortization of maintenance contracts, offset by a decrease in accounts receivable, primarily related to collections of receivables from prior period sales.

Our current and long-term deferred revenues have increased significantly from $32.2 million and $42.2 million at October 2, 2004 and July 2, 2005, respectively, to $45.6 million at October 1, 2005. The increase is primarily related to: 1) deferral of software license and maintenance and customer support services revenues in Japan; 2) deferral of software license, professional services and maintenance and customer support services revenues related to certain commitments to provide certain software functionality to certain customers; 3) deferral of certain software license revenues accounted for ratably for a period of up to three years; and 4) deferral of software license and maintenance and customer support services revenues related to a software license transaction with extended payment terms. During the three month period ended October 1, 2005, we deferred software license, professional services and maintenance and customer support services revenues related to delivery of certain software and certain commitments to provide certain software functionality to certain customers aggregating approximately $3.4 million and deferred software license and maintenance and customer support services revenues related to a software license transaction with extended payment terms aggregating approximately $2.4 million.

The Company expects to recognize the majority of both its current and long-term deferred revenue over the next 18 to 24 months. In addition, certain of the deferred transactions aggregating approximately $13.9 million are primarily recognizable upon either delivery of certain software functionality or clarification of certain terms and conditions related to a software license and/or professional services arrangement. The remaining deferred transactions are expected to generally be recognized ratably in future periods. The recognition of a certain transaction or certain transactions may significantly increase our revenues for a particular quarter and have a significant effect on our operating results for that quarter.

Net cash used in investing activities for the three months ended October 1, 2005 reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.2 million. The net cash used in investing activities for the three months ended October 2, 2004 reflects net cash payments related to the acquisition of Synchronicity in August 2004 aggregating approximately $4.7 million and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.4 million. We expect that capital expenditures for the next 12 months will be approximately $2.5 million, primarily for the acquisition of computer hardware and software and leasehold improvements.

Net cash provided by (used in) financing activities for both the three months ended October 1, 2005 and October 2, 2004 include the proceeds from stock option exercises. Additionally, net cash used in financing activities for the three months ended October 2, 2004 includes the $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition.

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

Commitments and Contractual Obligations

Our commitments and contractual obligations that we guarantee or for which we set a minimum amount of fees primarily consists of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations that we guarantee or for which we have minimum fees due consisted of the following as of October 1, 2005:

(In thousands)	Remainder of 2006	2007	2008	2009	2010	Thereafter
Leases	$3,581	$3,492	$2,894	$2,132	$1,875	$966
Development agreements	1,989	96	—	—	—	—
Minimum royalty fees	264	13	—	—	—	—
Other contractual arrangements	491	452	—	—	—	—

	$6,325	$4,053	$2,894	$2,132	$1,875	$966

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of October 1, 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 1, 2005.

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

We have Identified Material Weaknesses in Our Disclosure Controls and Procedures and Our Internal Control Over Financial Reporting as of July 2, 2005 that, if Not Remedied Effectively, Could Result in Material Misstatements in our Financial Statements in Future Periods

As a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005. For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth fiscal quarter of 2005 and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed on November 9, 2005 as well as Item 4 included herein. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of October 1, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

If we are not successful in implementing remedial initiatives to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation, and our common stock may be delisted from the Nasdaq National Market. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations and Independent Registered Public Accounting Firm’s attestation reports regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that any measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

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

Our Financial Statements Have been Impacted, and Could Be Impacted Again, by Unauthorized and Improper Actions of Our Personnel

We have restated previously released financial statements for fiscal 1999 through the second quarter of fiscal 2005. The restatements were, in part, due to activities known to personnel employed at our Japanese subsidiary and concealed from U.S. management. Our financial statements could be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of those activities. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms, without our knowledge that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. We have implemented policies we hope will prevent and discourage such conduct, but there can be no assurance that such policies will be followed. In addition, depending on when we learn of improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $7.2 million, $20.3 million and $12.4 million in the three months ended October 1, 2005, fiscal 2005 and fiscal 2004, respectively. As of October 1, 2005, we had an accumulated deficit of approximately $135.3 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 35.1%, 35.8% and 40.9% of our total revenues for the three months ended October 1, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. In addition, approximately 25.8%, 26.6% and 29.0% of our expenses for the three months ended October 1, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. At October 1, 2005 and July 2, 2005, approximately 24.7% and 23.9%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

Certain Software We Use is from Open Source Code Sources Which Under Certain Circumstances May Lead to Increased Costs and, Therefore, Decreased Cash Flow

Some of our products utilize software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some product(s) to unintended conditions so that we are required to take remedial action that may divert resources away from our development efforts. We believe that the use of such open source code will not have a significant impact on our operations and that our products will be viable after any remediation efforts. However, there can be no assurance that future conditions involving such open source code will not have an adverse impact on our business, financial condition, operating results, and cash flow.

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

We have restated previously released financial statements for fiscal 1999 through the second quarter of fiscal 2005. Defending against potential litigation relating to the restatement of our consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition and require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses and may also negatively affect our relationships with our customers and employees.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the three months ended October 1, 2005, our stock price fluctuated between a low bid price of $4.41 per share and a high bid price of $5.84 per share, and during fiscal 2005, our stock price fluctuated between a low bid price of $3.87 per share and a high bid price of $7.08 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 35.1%, 35.8% and 40.9% of our total revenues for the three months ended October 1, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. In addition, approximately 25.8%, 26.6% and 29.0% of our expenses for the three months ended October 1, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. At October 1, 2005 and July 2, 2005, approximately 24.7% and 23.9%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income (expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At October 1, 2005 and October 2, 2004, we had no forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At October 1, 2005, we had $72.0 million and $17.5 million invested in the United States and Continental Europe, respectively. At October 1, 2005, the weighted average interest rate on our investments was 3.21% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of October 1, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting referenced below in this Quarterly Report on Form 10-Q and as described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission on November 9, 2005, our disclosure controls and procedures were not effective as of October 1, 2005 to ensure that the information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

As we previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005, in the third quarter of fiscal 2005, a new manager at our Japanese subsidiary discovered a side letter, a violation of our policy, which granted a distributor an unauthorized right to return certain of our software products. The manager informed our U.S. management about the side letter, who in turn notified our independent auditors and the Audit Committee of the Board of Directors. The Audit Committee of our Board of Directors launched a review of our revenue recognition practices. As a result of the review, we concluded that certain managers and employees, principally in Japan, did not comply with our revenue recognition policies, and did not provide accurate information to us concerning arrangements included as revenue in our consolidated financial statements. Based on the review, management and the Audit Committee concluded that these errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, required us to restate previously reported financial results. The restatement affected previously reported results from fiscal 1999 through the second quarter of fiscal 2005. We completed the restatement on November 8, 2005 upon which day we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the three and nine month periods ended April 2, 2005 and our Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

In connection with the restatement, we assessed the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes Oxley Act of 2002 and Item 308 of Regulation S-K. We identified and reported to our Audit Committee and independent registered public accounting firm material weaknesses in our internal control over financial reporting, as they existed as of July 2, 2005. These material weaknesses include entity-level control weaknesses as well as weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

The nature of each of these material weaknesses is as follows:

Inadequate communication and monitoring of policies and procedures. We do not have sufficient communication to employees regarding their duties and control responsibilities, and monitoring by management, to ensure adherence by our employees to our code of business conduct and revenue recognition policy; and we do not have sufficient communication with our employees, and monitoring by management, to ensure timely notification of actual or perceived violations of our policies and procedures. We consider these to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which would require a restatement.

Inadequate staffing and lack of certain requisite skills and competencies within the finance and accounting organization. We do not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate the financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. Our personnel also lack certain required skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of our foreign locations and ensure sufficient segregation of duties and financial management to permit the preparation of financial statements in accordance with generally accepted accounting principles. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which would require a restatement.

Inadequate processes, personnel with requisite skills and competencies, and oversight to identify the full scope of our arrangements with our customers. We do not have adequate staffing or personnel with requisite skills and competencies, revenue recognition processes, financial systems and controls, and management oversight to reasonably a) ensure the prevention and detection of unauthorized arrangements with customers, b) ensure the prevention and detection of concessions primarily related to maintenance terms and conditions, c) ensure that documentation of vendor specific objective evidence of services was sufficient; and d) evaluate the associated accounting implications. We do not have a sufficient number of personnel or personnel with requisite skills and competencies in our accounting and finance organization to provide reasonable assurance that complex multiple element arrangements were being recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles. If we are not successful in remedying the deficiencies that caused this material weakness, our quarterly or annual financial statements could be materially misstated, which would require a restatement.

During the quarter ended July 2, 2005, we made changes, described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and assist us in remediating these weaknesses:

•	We established a new policy which required that all sales personnel certify as to the awareness of any unauthorized arrangements and other commitments with customers.

•	We established a new policy which required all sales personnel to certify on a transaction by transaction basis whether they are aware of any unauthorized arrangements and other commitments with customers.

•	We amended our existing indirect channel revenue recognition policy and related written confirmation process to require additional information regarding terms and conditions between the indirect channel partner and the related end user, certain additional end user information and a copy of certain arrangements between the end user and the indirect channel partner.

•	We evaluated and began to implement more comprehensive procedures for the timely detection, prevention, and mitigation of improper activities.

•	We engaged a professional foreign language translation firm and used certain technology to assist in the independent translation of certain transactional documents and other foreign language arrangements.

During the quarter ended October 1, 2005, we made further changes, described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and assist us in remediating these weaknesses:

•	We modified our revenue recognition policy and required all sales and professional services personnel to certify their understanding and awareness of the policy which, among other things, provides that no employee may engage in verbal or written side agreements.

•	We implemented a new policy of obtaining certification from sales personnel and management on a quarterly basis that they are not aware of any side agreements or concessions, in addition to our existing procedure of obtaining such certification from sales personnel on a transaction by transaction basis.

•	We modified our code of business conduct and provided specific training for all of our senior management and training for other members of management and personnel. We trained substantially all employees on a worldwide basis on the changes to our code of conduct and reiterated the pre-existing requirements regarding conduct and obligations to report violations.

•	We terminated the employment of certain employees who were found to have violated our policies and procedures.

•	We established a strategic partner committee and evaluated our relationships with each of our Japanese resellers, including reviewing arrangements with them to ensure that they are providing to us accurate documentation as required by our revenue recognition policy.

•	We produced Japanese language versions of the revised code of business conduct and conducted in-person training for all Japanese employees.

•	We instituted additional reporting mechanisms for the submission of information relating to a violation of our code of business conduct and began implementing electronic tracking software to monitor the execution of, and questions regarding, the code of business conduct and quarterly certifications.

•	We adopted new internal guidelines relating to communications with the Audit Committee.

•	We modified the procedures under which the appropriate persons within our global management team will have greater levels of involvement in, and oversight of, international operations.

•	We engaged an experienced financial consulting firm to assist us in providing additional financial and accounting services to review financial activities and transactions at various international locations.

•	We hired a finance professional to fill the newly created position of Revenue Controller to assist in the oversight, evaluation, and execution of our revenue related activities.

•	We modified our software license transaction certification, which is provided for each software license transaction to assist in detecting issues that may impact revenue recognition.

•	We began to conform certain finance and administration functions in Japan to that currently used for our other subsidiaries using corporate shared services.

In the future, we plan to take the following steps to further improve our internal control over financial reporting and assist us in remediating these weaknesses:

•	We plan to implement organizational changes to clarify those persons responsible for finance, accounting and legal functions concerning our Japanese subsidiary report directly to and/or correspond with persons responsible for finance, accounting and legal functions at our corporate management team.

•	We plan to establish an internal audit process to review the financial activities of our domestic and international operations.

•	We plan to hire additional accounting, financial, and administrative personnel.

•	We plan to hire additional domestic and international resources to assist in the oversight, evaluation, and execution of our revenue related activities.

We continue to plan additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

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

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through October 1, 2005, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $12.6 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain businesses and technology aggregating $6.6 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $21.5 million of working capital to support our operations.

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

MATRIXONE, INC.

Dated: November 15, 2005	By:	/s/ GARY D. HALL
Gary D. Hall
Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Compensation Plan Details for Michael Segal dated September 23, 2005.

10.2+	Compensation Plan Details for Sam Zawaideh dated September 23, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been sought from the Securities and Exchange Commission as to certain portions.