Form 10-Q/A
period 2005-01-01
MATRIXONE INC
filed 2005-12-23
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 20, 2005, there were 52,148,099 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE FISCAL QUARTER ENDED JANUARY 1, 2005

		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Condensed Consolidated Balance Sheets as of January 1, 2005 (unaudited, as restated) and July 3, 2004 (as restated)	2
	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended January 1, 2005 (unaudited, as restated) and January 3, 2004 (unaudited, as restated)	3
	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended January 1, 2005 (unaudited, as restated) and January 3, 2004 (unaudited, as restated)	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Risk Factors	48

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4:	Controls and Procedures	62

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	65

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 5:	Other Information	67

Item 6:	Exhibits	67

Signatures		68

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE FISCAL QUARTER ENDED JANUARY 1, 2005

Introductory Note - Restatement of Consolidated Financial Statements

In this Amendment No. 1 to our Quarterly Report on Form 10-Q, we are restating our condensed consolidated balance sheets as of January 1, 2005 and July 3, 2004 and our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three and six month periods ended January 1, 2005 and January 3, 2004. The accompanying restated condensed consolidated financial statements should be read in conjuction with the consolidated financial statements, as restated, in the Company’s Annual report on Form 10-K for the fiscal year ended July 2, 2005, which the Company filed on November 9, 2005.

This Amendment No. 1 amends Part I, Items 1, 2,3 and 4 and Part II, Items 1 and 6 of the Quarterly Report on Form 10-Q for the quarter ended January 1, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q and we have not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement or where otherwise indicated.

The financial statements for our first quarter of fiscal 2005 were restated as part of our Quarterly Report on Form 10-Q for our first quarter of fiscal 2006 filed on November 15, 2005. We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the second quarter of fiscal 2005. Previously filed financial statements for all periods prior to fiscal 2005 should no longer be relied upon. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for fiscal 1999 through fiscal 2004 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead the financial statements for fiscal 2004 and fiscal 2003 included in our Annual Report on Form 10-K for the fiscal period ended July 2, 2005 should be relied upon.

PART I - FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 1, 2005	July 3, 2004
	(As Restated) (unaudited)	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,456	$118,414
Accounts receivable, less allowance for doubtful accounts of $815 (as restated) and $867 (as restated)	32,497	25,862
Prepaid expenses and other current assets	6,652	5,963

Total current assets	147,605	150,239
PROPERTY AND EQUIPMENT, NET	6,600	7,062
GOODWILL	12,043	—
OTHER INTANGIBLE ASSETS, NET	8,072	—
OTHER ASSETS	2,178	2,077

	$176,498	$159,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,743	$3,862
Accrued expenses	18,021	14,592
Deferred revenue	29,022	31,250

Total current liabilities	51,786	49,704

LONG TERM DEFERRED REVENUE	3,394	1,728
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 51,533 and 48,733 shares issued and outstanding	515	487
Additional paid-in capital	226,830	213,152
Accumulated deficit	(109,812)	(107,767)
Accumulated other comprehensive income	3,785	2,074

Total stockholders’ equity	121,318	107,946

	$176,498	$159,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
REVENUES:
Software license	$16,684	$10,142	$27,858	$17,543
Service	19,157	17,460	36,665	34,707

Total revenues	35,841	27,602	64,523	52,250

COST OF REVENUES:
Software license	1,449	723	2,414	1,740
Amortization of purchased technology	199	—	332	—
Service (1)	12,133	11,822	23,573	23,164

Total cost of revenues	13,781	12,545	26,319	24,904

GROSS PROFIT	22,060	15,057	38,204	27,346

OPERATING EXPENSES:
Selling and marketing (1)	11,816	9,049	21,703	18,159
Research and development (1)	7,397	5,507	13,735	11,631
General and administrative (1)	2,661	2,573	5,282	5,015
Amortization of intangible assets	106	—	176	—
Stock-based compensation (1)	—	188	—	567
Restructuring charges	—	1,884	—	1,884
Asset impairment and disposal charges	—	1,680	—	1,680

Total operating expenses	21,980	20,881	40,896	38,936

INCOME(LOSS) FROM OPERATIONS	80	(5,824)	(2,692)	(11,590)

OTHER INCOME (EXPENSE):
Interest income	448	320	798	630
Other income (expense), net	(25)	15	(43)	19

Total other income (expense)	423	335	755	649

INCOME(LOSS) BEFORE INCOME TAXES	503	(5,489)	(1,937)	(10,941)
PROVISION FOR INCOME TAXES	57	50	108	(47)

NET INCOME(LOSS)	$446	$(5,539)	$(2,045)	$(10,894)

BASIC NET INCOME(LOSS) PER SHARE	$0.01	$(0.11)	$(0.04)	$(0.23)

SHARES USED IN COMPUTING BASIC NET INCOME(LOSS) PER SHARE	51,378	48,210	50,836	48,086

DILUTED NET INCOME(LOSS) PER SHARE	$0.01	$(0.11)	$(0.04)	$(0.23)

SHARES USED IN COMPUTING DILUTED NET INCOME(LOSS) PER SHARE	53,980	48,210	50,836	48,086

(1) The following summarizes the allocation of stock-based compensation:

Cost of service revenues	$—	$64	$—	$172
Selling and marketing	—	64	—	165
Research and development	—	26	—	107
General and administrative	—	34	—	123

Total stock-based compensation	$—	$188	$—	$567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,045)	$(10,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,590	2,525
Amortization of purchased technology and intangible assets	508	—
Asset impairment and disposal charge	—	1,680
Stock-based compensation	—	567
Reduction in doubtful accounts	(68)	(170)
Changes in assets and liabilities, net of business combination:
Accounts receivable	(1,430)	47
Prepaid expenses and other current assets	(468)	166
Accounts payable	194	(797)
Accrued expenses	1,680	(411)
Deferred revenues	(4,429)	(2,710)

Net cash used in operating activities	(4,468)	(9,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(851)	(587)
Other assets	75	(1,024)
Cash paid for business combinations, net of cash acquired of $790	(6,463)	—

Net cash used in investing activities	(7,239)	(1,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	(1,512)	—
Proceeds from stock option exercises	733	267
Proceeds from purchases of common stock under employee stock purchase plan	666	374

Net cash provided by (used in) financing activities	(113)	641

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,862	1,824

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,958)	(9,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,414	127,665

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,456	$118,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$72	$90

Issuance of common stock in business combination	$12,371	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, which the Company filed on November 9, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three and six month periods ended January 1, 2005 may not be indicative of the results expected for any succeeding quarter or the entire fiscal year ending July 2, 2005.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company uses the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services, except for maintenance and customer support service in Japan, based on the price charged when these elements are sold separately, Accordingly, when vendor specific objective evidence exists, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

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

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The Company evaluates the impairment of goodwill annually in its fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. The Company has determined that it has one reporting segment. Significant judgment is required to estimate the fair value of a reporting unit including estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on the Company’s financial condition and results of operations.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Concentrations of Credit Risk and Significant Customers

No customer represented more than 10% of the Company’s total revenues for either the three or six month periods ended January 1, 2005 and January 3, 2004. No customer represented more than 10% of the Company’s accounts receivable at January 1, 2005. One customer represented 13.9% of the Company’s accounts receivable at January 3, 2004.

Stock-Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, directors, officers or consultants of the Company. The Company records stock-based compensation issued to employees and directors (collectively “employees”) using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation is recognized on stock options issued to employees if the option exercise price is less than the market price of the underlying stock on the date of grant, and stock-based compensation is recognized on all stock options granted to non-employees. During the periods presented, no stock options were issued to employees at an exercise price less than the marketprice of the underlying stock on the date of grant, and no stock options were issued to non-employees. Accordingly, no deferred stock-based compensation expense was recorded pursuant to stock options granted during the periods presented.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Had compensation expense for all stock options been determined based on fair value as prescribed by Statement of Financial Accounting Standards No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
NET INCOME(LOSS):
Net income(loss), as reported	$446	$(5,539)	$(2,045)	$(10,894)
Exclude:
Stock-based compensation expense related to stock options included in net loss	—	188	—	567
Include:
Stock-based compensation expense related to stock options using the fair value method	(3,444)	(4,452)	(7,517)	(8,239)

Pro forma net loss	$(2,998)	$(9,803)	$(9,562)	$(18,566)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
As reported:
Basic net income(loss) per share	$0.01	$(0.11)	$(0.04)	$(0.23)
Diluted net income(loss) per share	$0.01	$(0.11)	$(0.04)	$(0.23)
Pro forma:
Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.19)	$(0.39)

In the first quarter fiscal of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the three and six months ended January 1, 2005 and January 3, 2004 includes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 2: Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements for fiscal 1999 through fiscal 2004 as well as the first two interim periods of fiscal 2005 due to the discovery of errors in revenue recognition related to certain transactions reported by the Company and to address other matters as described below. The following provides a more detailed discussion of the restatement along with a comparison of the amounts previously reported in the condensed consolidated balance sheets as of January 1, 2005 and July 3, 2004 and condensed consolidated statements of operations for the three and six month periods ended January 1, 2005 and January 3, 2004.

The financial statements for the Company’s first quarter of fiscal 2005 were restated as part of its Quarterly Report on Form 10-Q for our first quarter of fiscal 2006 filed on November 15, 2005. The Company does not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the second quarter of fiscal 2005. Previously filed financial statements for all annual and quarterly periods prior to 2005 should no longer be relied upon. Instead the financial statements for fiscal 2004 and fiscal 2003 included in our Annual Report on Form 10-K for the fiscal period ended July 2, 2005 should be relied upon.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Revenue and Expense Adjustments

Set forth below are the adjustments to the Company’s previously issued statement of operations for the three and six month periods ended January 1, 2005 and January 3, 2004.

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
Net loss, as previously reported	$(399)	$(7,151)	$(2,337)	$(13,839)
Restatement adjustments, net:
Software license revenues	1,332	758	1,105	2,045
Service revenues	(597)	(25)	(1,304)	95
Cost of software license revenue	312	898	457	1,417
Cost of service revenues	329	281	536	(27)
Operating expenses	(524)	(292)	(494)	(726)
Other Income	(7)	(8)	(8)	(9)
Income Taxes	—	—	—	150

Total restatement adjustments	845	1,612	292	2,945

Net income(loss), as restated	$446	$(5,539)	$(2,045)	$(10,894)

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

Service Revenue

Service revenues include consulting services, maintenance and customer support services, and training. A number of the Company’s revenue transactions involve multiple elements, including software licenses and maintenance and customer support services. Statement of Position (“SOP”) 97-2, Software Revenue Recognition, requires maintenance and customer support service revenues to be recognized over the period such services are provided. Based on the Company’s investigation, the Company identified certain circumstances in which it offered maintenance and customer support services at discounted rates to certain customers but did not properly allocate the fair value for the maintenance and customer support service from software license revenue. This resulted in revenue associated with the value of the maintenance and customer support services not being recognized in the proper amount over the service period. In the restated financial statements, the Company has recognized maintenance and customer support service revenue ratably over the period in which the maintenance and customer support service was provided based on the deferral of the applicable VSOE of maintenance and customer support service. In such cases, the Company has reclassified maintenance and customer support service from software license revenues to service revenues for the applicable periods presented. The Company also identified several customer arrangements in prior fiscal periods that included certain commitments to provide future software functionality resulting in the deferral of professional service and maintenance and customer support revenues into later periods when the commitment was or will be fulfilled.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Impact of the Financial Statement Adjustments on the Condensed Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three and six month periods ended January 1, 2005.

	Three Months Ended		Six Months Ended
	January 1, 2005	January 1, 2005	January 1, 2005	January 1, 2005
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Condensed Consolidated Statements of Operations Data:
Revenues:
Software license	$15,352	$16,684	$26,753	$27,858
Service	19,754	19,157	37,969	36,665

Total revenues	35,106	35,841	64,722	64,523

Cost of revenues:
Software license	1,761	1,449	2,871	2,414
Amortization of purchased technology	199	199	332	332
Service	12,462	12,133	24,109	23,573

Total cost of revenues	14,422	13,781	27,312	26,319

Gross profit	20,684	22,060	37,410	38,204

Operating expenses:
Selling and marketing	11,666	11,816	21,470	21,703
Research and development	7,143	7,397	13,424	13,735
General and administrative	2,541	2,661	5,332	5,282
Amortization of intangible assets	106	106	176	176

Total operating expenses	21,456	21,980	40,402	40,896

Income(loss) from operations	(772)	80	(2,992)	(2,692)
Other income, net	430	423	763	755
Provision for income taxes	57	57	108	108

Net income(loss)	$(399)	$446	$(2,337)	$(2,045)

Basic net income(loss) per share:
Net income(loss)	$(0.01)	$0.01	$(0.05)	$(0.04)

Shares used in computation	51,378	51,378	50,836	50,836

Diluted net income(loss) per share:
Net income(loss)	$(0.01)	$0.01	$(0.05)	$(0.04)

Shares used in computation	51,378	53,980	50,836	50,836

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported condensed consolidated statements of operations for the three and six month periods ended January 3, 2004.

	Three Months Ended		Six Months Ended
	January 3, 2004	January 3, 2004	January 3, 2004	January 3, 2004
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Condensed Consolidated Statements of Operations Data:
Revenues:
Software license	$9,384	$10,142	$15,498	$17,543
Service	17,485	17,460	34,612	34,707

Total revenues	26,869	27,602	50,110	52,250

Cost of revenues:
Software license	1,621	723	3,157	1,740
Service	12,103	11,822	23,137	23,164

Total cost of revenues	13,724	12,545	26,294	24,904

Gross profit	13,145	15,057	23,816	27,346

Operating expenses:
Selling and marketing	9,031	9,049	17,960	18,159
Research and development	5,432	5,507	11,436	11,631
General and administrative	2,374	2,573	4,683	5,015
Stock-based compensation	188	188	567	567
Restructuring charges	1,884	1,884	1,884	1,884
Asset impairment and disposal charges	1,680	1,680	1,680	1,680

Total operating expenses	20,589	20,881	38,210	38,936

Loss from operations	(7,444)	(5,824)	(14,394)	(11,590)
Other income, net	343	335	658	649
Provision for income taxes	50	50	103	(47)

Net loss	$(7,151)	$(5,539)	$(13,839)	$(10,894)

Basic and Diluted net loss per share:
Net loss	$(0.15)	$(0.11)	$(0.29)	$(0.23)

Shares used in computation	48,210	48,210	48,086	48,086

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Impact of the Adjustment on the Condensed Consolidated Balance Sheet

The following is a summary of the impact of the adjustments on the Company’s previously reported condensed consolidated balance sheet as of January 1, 2005.

	As of January 1, 2005
	As Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$108,456	$108,456
Accounts receivable, net	31,842	32,497
Prepaid expenses and other current assets	4,088	6,652

Total current assets	144,386	147,605
Property and Equipment, Net	6,600	6,600
Goodwill	12,043	12,043
Other Intangible Assets, Net	8,072	8,072
Other Assets	2,178	2,178

	$173,279	$176,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,268	$4,743
Accrued expenses	18,812	18,021
Deferred revenue	18,867	29,022

Total current liabilities	42,947	51,786

Long Term Deferred Revenue	—	3,394
Stockholders’ Equity:
Common stock	515	515
Additional paid-in capital	226,830	226,830
Accumulated deficit	(101,711)	(109,812)
Accumulated other comprehensive income	4,698	3,785

Total stockholders’ equity	130,332	121,318

	$173,279	$176,498

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

The total purchase price for Synchronicity was as follows:

Value of 2,304 shares of MatrixOne common stock issued, net of issuance costs of $65	$12,306
Cash paid to and on behalf of former Synchronicity security holders	4,529
Direct transaction costs	862

Total purchase price	$17,697

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

The total purchase price, as shown in the preceding table, is allocated to the tangible and identifiable intangible assets and liabilities of Synchronicity assumed, based on their fair values as of the date of the acquisition. The following table presents the fair value of the assets acquired and liabilities assumed:

Current assets	$4,206
Property and equipment, net	198
Other long term assets	75
Current liabilities	(2,492)
Deferred revenues	(2,193)

Net liabilities assumed	(206)
Fair value of acquired lease	75
Intangible assets acquired:
Developed technology	4,730
Customer contracts and related customer relationships	3,600
Trademarks and trade names	250
Goodwill	10,108
Accrued acquisition liabilities	(777)
Accrued registration costs	(83)

Total purchase price	$17,697

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

	Three Months Ended	Six Months Ended
	January 3, 2004	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)	(As Restated)
Pro forma total revenues	$30,361	$65,685	$57,818
Pro forma net loss	$(7,077)	$(2,789)	$(14,190)
Pro forma basic and diluted net loss per share	$(0.14)	$(0.05)	$(0.28)

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

The total purchase price for the Centor acquisition was as follows:

Cash paid to Centor	$1,750
Direct transaction costs	112

Total purchase price	$1,862

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The Company retained an independent appraisal firm to assist in determining the fair value of intangible assets acquired in connection with the Centor acquisition. Based on the preliminary valuation report, approximately 6% of the total purchase price is estimated to pertain to customer relationships, which have an estimated useful life of 5 years. Since the valuation report was not finalized as of January 1, 2005 and any related amortization would have been immaterial, the Company reported the entire purchase price as goodwill as of January 1, 2005, and therefore, the Company did not record amortization expense during the three and six month periods ended January 1, 2005. The results of Centor’s operations do not have a material impact on the Company’s historical operating results.

Note 4. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of January 1, 2005:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(225)	$3,555
Application technology – DesignSync	4	710	(74)	636
Application technology – ProjectSync	3	240	(33)	207

Total developed technology		4,730	(332)	4,398

Customer contracts and related customer relationships—Synchronicity	10	3,600	(150)	3,450
Trademarks and trade names	4	250	(26)	224

		3,850	(176)	3,674

Total		$8,580	$(508)	$8,072

For the three and six months ended January 1, 2005, amortization expense related to identified intangible assets was $305 and $508, respectively, of which $199 and $332, respectively, was related to developed technology and included in cost of revenues and $106 and $176, respectively, was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The following is the estimated future amortization expense related to other intangible assets as of January 1, 2005:

Fiscal Year
Remainder of fiscal 2005	$610
2006	1,220
2007	1,220
2008	1,147
2009	920
2010	900
Thereafter	2,055

Total	$8,072

The following sets forth changes to goodwill for the six months ended January 1, 2005:

Goodwill balance as of July 3, 2004	$—
Goodwill resulting from Synchronicity acquisition	10,108
Goodwill resulting from Centor acquisition	1,935

Goodwill balance as of January 1, 2005	$12,043

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

(As Restated)
Balances as of July 3, 2004	$300
Net provisions for warranty charged to cost of services during the six months ended January 1, 2005	486
Payments made (in kind or in cash) during the six months ended January 1, 2005	(536)

Balance as of January 1, 2005	$250

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

On December 2, 2005, plaintiffs holding shares of the Company’s common stock filed a lawsuit in the Delaware Court of Chancery against the Company’s board of directors: Oliver Press Partners, LLC, et al. v. W. Patrick Decker, et al., C.A. No. 1817-N (Del. Ch.). Plaintiffs challenge the application of the Company’s advance notice bylaw, adopted in March 2000, that requires that nominations to the Company’s board of directors be submitted within a specified period prior to the Company’s annual meeting of stockholders (the “Advance Notice Bylaw”). On December 2, 2005, plaintiffs purported to nominate a slate of two directors for election at the Company’s annual meeting, which is scheduled to occur December 22, 2005. Because the Advance Notice Bylaw would operate to prevent a vote on plaintiffs’ alternative slate of directors at the annual meeting, plaintiffs alleged that the Advance Notice Bylaw is unreasonable and that the directors breached their fiduciary duties of loyalty and care to plaintiffs by adopting and applying the Advance Notice Bylaw. Plaintiffs sought a declaration that the Advance Notice Bylaw is invalid and inequitable as applied to them, a declaration that their slate of directors is valid and must be voted on at the 2005 annual meeting, and an order compelling the rescheduling of the annual meeting to January 2006. At the same time that plaintiffs filed their complaint, they also filed a motion to expedite proceedings, seeking expedited discovery and trial proceedings in advance of the December 22, 2005 annual meeting. On December 6, 2005, the court denied plaintiffs’ motion and ordered the parties to confer upon and submit a scheduling order. The Company intends to defend the litigation vigorously, and while the Company cannot predict with certainty the outcome of these proceedings, the Company believes the final outcome will result in no material effect on our consolidated financial condition, results of operations or cash flows.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. Through January 1, 2005, the Company has not had to reimburse any of its

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

customers for any losses related to these indemnification provisions and no material claims are outstanding as of January 1, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, the Company does not believe any amounts would be material to the Company’s consolidated financial condition, results of operations or cash flows.

Note 7. Basic and Diluted Net Income(Loss) Per Share

Basic net income(loss) per share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income(loss) per share is computed by dividing net income(loss) by the shares used in the calculation of basic net income(loss) per share plus the dilutive effect of common stock equivalents, such as stock options, using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net loss per share if their effect is antidilutive.

Potentially dilutive common stock options aggregating 3,370 and 10,065 shares for the three months ended January 1, 2005 and January 3, 2004, respectively, and 12,022 and 10,261 shares for the six months ended January 1, 2005 and January 3, 2004, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be antidilutive.

Note 8. Comprehensive Income(Loss)

Comprehensive income(loss) includes net income(loss) and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock-based compensation. The components of comprehensive income(loss) were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income(loss)	$446	$(5,539)	$(2,045)	$(10,894)
Foreign currency translation adjustments	1,297	923	1,711	840

Comprehensive income(loss)	$1,743	$(4,616)	$(334)	$(10,054)

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q/A by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Risk Factors” beginning on page 48 of this Quarterly Report on Form 10-Q/A. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, filed on November 9, 2005.

In this Quarterly Report on Form 10-Q/A, we are restating our condensed consolidated balance sheets as of January 1, 2005 and July 3, 2004 and our condensed consolidated statements of operations, statements of cash flows and related disclosures for the three and six month periods ended January 1, 2005 and January 3, 2004. Our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for fiscal 1999 through 2004 have not been amended to reflect the restatement, and the financial statements contained in those reports should not be relied upon. Instead the financial statements for fiscal 2004 and fiscal 2003 included in our Annual Report on Form 10-K for the fiscal period ended July 2, 2005 should be relied upon. For additional information regarding the restatement, refer to Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q/A.

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

Our collaborative PLM solutions are based on our suite of software products, collectively referred to as Matrix10TM. Our Matrix10 offering is a comprehensive and flexible PLM environment that consists of three components: the Matrix PLM Platform TM, our Business Process Applications TM, which include the Synchronicity and Centor suites of products, and our Enterprise Integration offerings. We also offer a variety of services that complement our PLM solutions. Our professional services personnel provide rapid and cost-effective implementation, integration and other consulting services. These personnel capture and model the specific business processes that reflect our customers’ planning, design, manufacturing, sales and service practices. We also provide training and maintenance and customer support services to continuously enhance the value of our products to our customers. In addition, we have a global network of systems integrators who are experienced in providing implementation and integration services to our customers. Many of our customers use their preferred systems integrators or perform their own implementation.

Our strategy is focused on achieving a leadership position within the PLM market by effectively enabling our customers to achieve measurable improvements in their business by unifying and streamlining processes across the product lifecycle. We license our PLM solutions primarily in seven industrial markets including aerospace and defense, automotive, consumer products, machinery, high technology, medical devices, and the process industries. To gain market leadership in each of these industrial markets, a core part of our strategy is to develop and market focused variations of our product offerings to meet the needs of industry-specific business processes and develop the deep domain expertise of our workforce in the industrial markets in which we compete.

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

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
North America	$18,885	$15,689	$35,353	$28,785
Europe	13,114	9,138	21,649	17,522
Asia/Pacific	3,842	2,775	7,521	5,943

Total revenues	$35,841	$27,602	$64,523	$52,250

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three and six month periods ended January 1, 2005 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $1.1 and $1.9 million lower, respectively.

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of January 1, 2005, we had an accumulated deficit of approximately $109.8 million. If our operating expenses are higher than we anticipate or our revenues are lower than anticipated, we may incur significant net losses in fiscal 2005 and beyond.

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

We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services, except for maintenance and customer support services in Japan, based on the price charged when these elements are sold separately. Accordingly, when vendor specific objective evidence exists, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was approximately $0.8 million and $0.9 million at January 1, 2005 and July 3, 2004, respectively.

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

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We evaluate the impairment of goodwill annually in our fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting segment (see Note 9 “Segment Information” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q/A). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.3 million at both January 1, 2005 and July 3, 2004. For additional information regarding the activity related to our warranty accrual, refer to Note 5 “Professional Services Warranty” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q/A.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated. As discussed in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q/A, the unaudited condensed consolidated financial statements for the three and six month periods ended January 1, 2005 and January 3, 2004 are restated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A. The operating results for any period should not be considered indicative of the results expected for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 which was filed on November 9, 2005.

	Three Months Ended		Six Months Ended
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Software license	46.6%	36.7%	43.2%	33.6%
Service	53.4	63.3	56.8	66.4

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	4.0	2.6	3.8	3.3
Amortization of purchased technology	0.6	—	0.5	—
Service	33.9	42.8	36.5	44.4

Total cost of revenues	38.5	45.4	40.8	47.7

Gross profit	61.5	54.6	59.2	52.3

Operating Expenses:
Selling and marketing	33.0	32.8	33.6	34.7
Research and development	20.6	20.0	21.3	22.3
General and administrative	7.4	9.3	8.2	9.6
Amortization of intangible assets	0.3	—	0.3	—
Stock-based compensation	—	0.7	—	1.1
Restructuring charges	—	6.8	—	3.6
Asset impairment and disposal charges	—	6.1	—	3.2

Total operating expenses	61.3	75.7	63.4	74.5

Income(Loss) from Operations	0.2	(21.1)	(4.2)	(22.2)
Other Income (Expense), Net	1.2	1.2	1.2	1.3

Income(Loss) Before Income Taxes	1.4	(19.9)	(3.0)	(20.9)
Provision for income taxes	0.2	0.2	0.2	(0.1)

Net Income(Loss)	1.2%	(20.1)%	(3.2)%	(20.8)%

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

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended January 1, 2005 and January 3, 2004 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Matrix PLM Platform	$5,860	$5,359	$501	9.3%
Business Process Applications	7,931	4,300	3,631	84.4%
Enterprise Integrations	2,893	483	2,410	499.0%

Total software license revenues	$16,684	$10,142	$6,542	64.5%

Number of software license transactions recognized(1)	113	62	51	82.3%
Number of software license transactions in excess of $1.0 million recognized(1)	2	—	2	200.0%

(1)	Excludes transactions recognized on a ratable basis.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
North America	$8,076	$5,895	$2,181	37.0%
Europe	6,589	3,014	3,575	118.6%
Asia/Pacific	2,019	1,233	786	63.7%

Total software license revenues	$16,684	$10,142	$6,542	64.5%

Software license revenues increased during the three months ended January 1, 2005 primarily due to the continued improvement in information technology spending for PLM software and improved company-wide sales execution, resulting in an increase in the number of software license transactions, the number of software license transactions in excess of $1.0 million and an increase in software license revenue from new customers. Software license revenues also increased due to the addition of the Synchronicity suite of products. Software license revenues from new customers were $2.4 million for the three months ended January 1, 2005 compared to $0.6 million for the three months ended January 3, 2004.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Maintenance revenues	$10,020	$8,709	$1,311	15.1%
Professional services revenues	8,560	8,219	341	4.1%
Training revenues	577	532	45	8.5%

Total service revenues	$19,157	$17,460	$1,697	9.7%

Maintenance as a percentage of service revenues	52.3%	49.9%

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

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration offerings licensed to our customers. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed and the extent to which we pay royalties to third-parties on our Business Process Applications and our Enterprise Integration products.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Cost of software licenses	$1,449	$723	$726	100.4%
Amortization of purchased technology	199	—	199	100.0%

Total cost of software licenses	$1,648	$723	$925	128.0%

Cost of software licenses increased during the three months ended January 1, 2005 primarily due to increased royalties of $0.8 million related to an increase in software license revenues from our Enterprise Integration Products. This increase was partially offset by a decrease of $0.1 million in royalties for our Business Applications Products due to a change in the mix of Business Applications revenues. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Cost of services	$12,133	$11,822	$311	2.6%

Cost of services increased during the three months ended January 1, 2005 primarily due to the increased personnel costs as a result of our acquisition of Synchronicity and expansion of our professional services organization.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Gross profit on software license revenues	$15,036	$9,419	$5,617	59.6%
Gross profit on service revenues	7,024	5,638	1,386	24.6%

Total gross profit	$22,060	$15,057	$7,003	46.5%

Gross margin on software license revenues	90.1%	92.9%	(2.8)%
Gross margin on service revenues	36.7%	32.3%	4.4%
Total gross margin	61.5%	54.6%	6.9%
Percentage of total revenues derived from software license revenues	46.6%	36.7%	9.9%
Percentage of total revenues derived from service revenues	53.4%	63.3%	(9.9)%

Total gross profit increased during the three months ended January 1, 2005 primarily due to an increase in software license revenue and the proportion of our total revenues derived from software license revenues, and an increase in service revenues and continuing improvement in our gross margin on service revenues due to an increase in maintenance revenues and improved utilization of our professional services personnel.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Selling and marketing expenses	$11,816	$9,049	$2,767	30.6%
Selling and marketing expenses as a percentage of total revenues	33.0%	32.8%	0.2%

Selling and marketing expenses increased during the three months ended January 1, 2005 primarily due to additional personnel costs of $1.2 million related to our acquisition of Synchronicity and focused investments in key sales leadership positions, higher commission expense of $0.8 million due to an increase in software license revenues, increased employee expenses of $0.5 million and an increase in expenditures on external contractors and consultants of $0.3 million.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Research and development expenses	$7,397	$5,507	$1,890	34.3%
Research and development expenses as a percentage of total revenues	20.6%	20.0%	0.6%

Research and development expenses increased during the three months ended January 1, 2005 primarily due to an increase of $1.0 million in personnel and associated costs related to the personnel acquired from Synchronicity and hired related to Centor and a $0.9 million increase in external contractor expenses primarily related to the Synchronicity and Centor software products.

General and administrative. General and administrative expenses consist primarily of compensation of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
General and administrative expenses	$2,661	$2,573	$88	3.4%
General and administrative expenses as a percentage of total revenues	7.4%	9.3%	(1.9)%

General and administrative expenses increased during the three months ended January 1, 2005 primarily due to an increase in bad debt expense of $0.2 million, offset by a $0.1 million decrease in personnel expenses.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets of four to ten years.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Amortization of intangible assets	$106	—	$106	100.0%
Amortization of intangible assets as a percentage of total revenues	0.3%	—	0.3%

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Other income (expense), net	$423	$335	$88	26.3%

Other income increased during the three months ended January 1, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the three months ended January 1, 2005 and January 3, 2004, we recorded a provision for income taxes of $0.1 million in each period, primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions.

Comparison of the Six Months Ended January 1, 2005 and January 3, 2004

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the six months ended January 1, 2005 and January 3, 2004 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Matrix PLM Platform	$9,129	$8,336	$793	9.5%
Business Process Applications	13,566	6,998	6,568	93.9%
Enterprise Integrations	5,163	2,209	2,954	133.7%

Total software license revenues	$27,858	$17,543	$10,315	58.8%

Number of software license transactions recognized(1)	183	97	86	88.7%
Number of software license transactions in excess of $1.0 million recognized(1)	5	1	4	400.0%

(1)	Excludes transactions recognized on a ratable basis

Software license revenues by geographic region for the six months ended January 1, 2005 and January 3, 2004 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
North America	$13,928	$9,114	$4,814	52.8%
Europe	9,836	5,592	4,244	75.9%
Asia/Pacific	4,094	2,837	1,257	44.3%

Total software license revenues	$27,858	$17,543	$10,315	58.8%

Software license revenues increased during the six months ended January 1, 2005 primarily due to the continued improvement in information technology spending for PLM software around the world, improvement in sales execution and incremental software license revenue related to the acquisition of Synchronicity. As a result of these factors, we recorded more software license transactions in excess of $1.0 million, more software license transactions, and more software license transactions with and higher software license revenues from, new customers. Software license revenues from new customers were $5.4 million for the six months ended January 1, 2005 compared to $2.2 million for the six months ended January 3, 2004. The increases in software license revenue in the six months ended January 1, 2005, was partially offset by a decrease in revenues related to the timing of revenue recognized using the ratable method in Japan.

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

Service revenues. The components of our service revenues for the six months ended January 1, 2005 and January 3, 2004 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Maintenance revenues	$18,882	$17,158	$1,724	10.0%
Professional services revenues	16,449	16,417	32	0.2%
Training revenues	1,334	1,132	202	17.8%

Total service revenues	$36,665	$34,707	$1,958	5.6%

Maintenance as a percentage of service revenues	51.5%	49.4%

Service revenues increased during the six months ended January 1, 2005 as a result of an increase in maintenance revenues due to incremental maintenance revenues related to Synchronicity, maintenance revenues from new customers and back maintenance from existing customers. In addition, service revenues increased due to the incremental consulting revenue related to Synchronicity, new consulting projects and expansion of existing consulting projects. Training revenues can fluctuate from period to period based on the timing of new and existing customers attending training classes and customer purchases of web-based training products.

Cost of software licenses.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Cost of software licenses	$2,414	$1,740	$674	38.7%
Amortization of purchased technology	332	—	332	100.0%

Total cost of software licenses	$2,746	$1,740	$1,006	57.8%

Cost of software licenses increased during the six months ended January 1, 2005 due to an increase in royalties of $0.8 million for our Enterprise Integration Products related to an increase in software license revenues from these products. This increase was partially offset by a decrease of $0.1 million in royalties for our Business Applications Products due to a change in the mix of Business Applications revenues. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition.

Cost of services.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Cost of services	$23,573	$23,164	$409	1.8%

Cost of services increased during the six months ended January 1, 2005 primarily due to a $0.9 million increase in personnel costs as a result of our acquisition of Synchronicity and expansion of our professional services organization, offset by a $0.5 million decrease in depreciation and other expenses.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Gross profit on software license revenues	$25,112	$15,803	$9,309	58.9%
Gross profit on service revenues	13,092	11,543	1,549	13.4%

Total gross profit	$38,204	$27,346	$10,858	39.7%

Gross margin on software license revenues	90.1%	90.1%	0.0%
Gross margin on service revenues	35.7%	33.3%	2.4%
Total gross margin	59.2%	52.3%	6.9%
Percentage of total revenues derived from software license revenues	43.2%	33.6%	9.6%
Percentage of total revenues derived from service revenues	56.8%	66.4%	(9.6)%

Total gross profit and gross margin increased during the six months ended January 1, 2005 primarily due to an increase in software license revenue and the proportion of our total revenues derived from software license revenues, and continuing improvement in our gross margin on service revenues due to an increase in maintenance revenues and improved utilization of our professional services personnel.

Selling and marketing.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Selling and marketing expenses	$21,703	$18,159	$3,544	19.5%
Selling and marketing expenses as a percentage of total revenues	33.6%	34.7%	(1.1%)

Selling and marketing expenses increased during the six months ended January 1, 2005 primarily due to additional personnel and related costs of $2.1 million related to our acquisition of Synchronicity and focused investments in key sales leadership positions, higher commission expense of $1.3 million due to an increase in software license revenues, and an increase of $0.4 million in external contractor costs and outside services. This increase was partially offset by a decrease of $0.3 million in expenses related to our Global Customer Conference, due to the timing of the event.

Research and development.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Research and development expenses	$13,735	$11,631	$2,104	18.1%
Research and development expenses as a percentage of total revenues	21.3%	22.3%	(1.0)%

Research and development expenses increased during the six months ended January 1, 2005 primarily due to increased personnel costs of $1.4 million related to the personnel acquired from Synchronicity and hired related to Centor and $0.8 million higher contractor expenses primarily related to the Synchronicity and Centor software products. This increase was partially offset by a decrease of $0.1 million in expenses related to documentation translation.

General and administrative.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
General and administrative expenses	$5,282	$5,015	$267	5.3%
General and administrative expenses as a percentage of total revenues	8.2%	9.6%	(1.4)%

General and administrative expenses increased during the six months ended January 1, 2005 due to a charge of approximately $0.4 million related to a separation arrangement with the Company’s former Chief Financial Officer. This increase was partially offset by a decrease of $0.1 million in legal and accounting expenses.

Amortization of Intangible Assets.

Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Amortization of intangible assets	$176	—	$176	100.0%
Amortization of intangible assets as a percentage of total revenues	0.3%	—	0.3%

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

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Stock-based compensation expenses	$—	$567	$(567)	(100)%
Stock-based compensation expenses as a percentage of total revenues	—	1.1%	(1.1)%

The amortization of deferred stock-based compensation ended during the six months ended January 3, 2004. Therefore, there was no deferred stock-based compensation recorded during the six months ended January 1, 2005.

Other income (expense).

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Other income (expense), net	$755	$649	$106	16.3%

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	July 3, 2004
	(As Restated)	(As Restated)
Cash and cash equivalents	$108,456	$118,414	$(9,958)	(8.4)%
Working capital	$95,819	$100,535	$(4,716)	(4.7)%

During the six months ended January 1, 2005, our cash and cash equivalents and working capital decreased primarily due to our loss from operations and the cash paid for acquisitions.

The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Net cash used in operating activities	$(4,468)	$(9,997)	$5,529	55.3%
Net cash used in investing activities	$(7,239)	$(1,611)	$(5,628)	(349.3)%
Net cash provided by (used in) financing activities	$(113)	$641	$(754)	(117.6)%

	Three Months Ended
	January 1, 2005	January 3, 2004
	(As Restated)	(As Restated)
Days sales outstanding	83	78

Net cash used in operating activities during the six months ended January 1, 2005 resulted primarily from our net loss, a decrease in deferred revenue, and an increase in accounts receivable. These uses were partially offset by non-cash depreciation and amortization expenses as well as an increase in accrued expenses. Net cash used in operating activities for the six months ended January 3, 2004 primarily resulted from our net loss and a decrease in deferred revenue. These uses were partially offset by non-cash depreciation and asset impairment charges.

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

Net cash provided by (used in) financing activities for both the six months ended January 1, 2005 and January 3, 2004 include the proceeds from stock option exercises and purchases of common stock under employee stock purchase plan aggregating $1.4 million and $0.6 million, respectively. Additionally, net cash used in financing activities for the six months ended January 1, 2005 includes the $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition.

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

Recently Issued Accounting Pronouncements

In the first quarter fiscal of 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the three and six months ended January 1, 2005 and January 3, 2004 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

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

Risk Factors

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q/A. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward-looking statement should be considered in light of the factors discussed below.

We have Identified Material Weaknesses in Our Disclosure Controls and Procedures and Our Internal Control Over Financial Reporting as of July 2, 2005 that, if Not Remedied Effectively, Could Result in Material Misstatements in our Financial Statements in Future Periods

As a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth quarter of fiscal 2005 and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of January 1, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

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

Our Financial Statements Have been Impacted, and Could Be Impacted Again, by Unauthorized and Improper Actions of Our Personnel

We have recently restated our consolidated financial statements for fiscal 1999 through fiscal 2004 and the first two interim periods of fiscal 2005. The restatements were, in part, due to activities known to personnel employed at our Japanese subsidiary and concealed from U.S. management. Our financial statements could be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of those activities. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms, without our knowledge that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. We have implemented policies we hope will prevent and discourage such conduct, but there can be no assurance that such policies will be followed. In addition, depending on when we learn of improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $2.0 million, $12.4 million and $28.2 million in the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively. As of January 1, 2005, we had an accumulated deficit of approximately $109.8 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software license and service revenues;

•	changes in the mix of the licensing of our Matrix PLM Platform, Business Process Applications and Enterprise Integration software products;

•	the amount of royalty payments due to third-parties on our Business Process Applications and Enterprise Integration software products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators;

•	the amount of training we provide to systems integrators and Alliance Partners related to our products and their implementation; and

•	The application of complex revenue recognition rules for customer arrangements.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. It is likely that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. If a shortfall in revenues occurs, the market price of our common stock may decline significantly.

Our Lengthy and Variable Sales Cycle Makes it Difficult for Us to Predict When or if Sales Will Occur and Therefore We May Experience an Unplanned Shortfall in Revenues

Our software products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our software as a significant and strategic decision. As a result, customers generally evaluate our software products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to nine months based on the customer’s need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The license of our software products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer’s evaluation period, including the costs of developing a full proposal and completing a rapid proof of concept or custom demonstration, before the customer places an order with us. Customers may also initially purchase a limited number of licenses before expanding their implementations. Larger customers may purchase our software products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our license revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

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

If Our Existing Customers Do Not License Additional Software Products From Us, We May Not Achieve Growth in Our Revenues

Our customers’ initial implementations of our software often include a limited number of licenses. Customers may subsequently add licenses as they expand the implementations of our products throughout their enterprises or add software applications designed for specific functions. Therefore, it is important that our customers are satisfied with their initial software implementations. If we do not increase software licenses to existing customers, we may not be able to achieve growth in our revenues, which could significantly and adversely affect our operating results.

We Must Overcome Significant Challenges in Integrating Business Operations and Software Product Offerings to Realize the Benefits of Our Recent Acquisitions

We will not achieve the anticipated benefits of our acquisitions unless we successfully combine and integrate the business operations and products of the three companies in a timely and effective manner. Integration will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties. We must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices. We may experience substantial difficulties, costs and delays involved in the integration of our acquisitions. These difficulties, costs and delays may include:

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

We operate in a highly competitive environment, characterized by rapid technological change and evolution of standards and frequent new product introductions. To obtain the full potential benefits of our acquisitions, we must promptly integrate our business operations, technology and software product offerings. We cannot assure you that we will be able to integrate their technology offerings and operations quickly and smoothly. We may be required to spend additional time or money on integration that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the acquisition as well as harm our existing business.

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

If We Are Not Successful in Developing New Products and Services that Keep Pace with Technology, Our Operating Results Will Suffer

The market for our software is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, to realize our expectations regarding our operating results, we depend on our ability to:

•	develop, in a timely manner, new software products and services that keep pace with developments in technology;

•	meet evolving customer requirements; and

•	enhance our current software product and service offerings and deliver those software products and services through appropriate distribution channels.

We may not be successful in developing and marketing, on a timely and cost-effective basis, either enhancements to our products or new products that respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new software products, our operating results will suffer. In addition, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our business could be materially harmed.

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our Matrix PLM Platform, Business Process Applications and Enterprise Integration software products, and any upgrades or enhancements that we may make to our software products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our Business

Process Applications and Enterprise Integration software products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

We Will Not Succeed Unless We Can Compete in Our Markets

The markets in which we offer our software and services are intensely competitive and rapidly changing. Furthermore, we expect competition to intensify, given the newly emerging nature of the market for PLM software and consolidation in the software industry in general. We will not succeed if we cannot compete effectively in these markets. Competitors vary in size and in the scope and breadth of the software products and services they offer. Many of our actual or potential competitors have significant advantages over us, including, without limitation:

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

As competition in the PLM software market intensifies, new solutions will come to market. Our competitors may package their software products in a manner that may discourage customers from licensing our software. Also, current and potential competitors may establish cooperative relationships among themselves or with third-parties or adopt aggressive pricing policies to gain market share. Consolidation in the industry also results in larger competitors that may have significant combined resources with which to compete against us. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business and operating results.

We Depend on Licensed Third-Party Technology, and the Ability to Interoperate with Third Party Technology, the Loss of Which Could Adversely Impact the Licensing of Our Products, or Result in Increased Costs of or Delays in Licensing Our Products

We license technology from several companies on a non-exclusive basis that is integrated into many of our products. We also license certain Enterprise Integration software products from third-parties for the purposes of enabling our products to interoperate with third party application products. We anticipate that we will continue to license technology from third-parties in the future. This software may not continue to be available on commercially reasonable terms, or at all. Some of the software we license from third-parties would be difficult and time-consuming to replace. The loss of any of these technology licenses could result in delays in the licensing of our software products until equivalent technology, if available, is identified, licensed and integrated. The loss of the ability to integrate to any of the third party software products could also adversely impact the licensing of our software products. In addition, the effective implementation of our software products may depend upon the successful operation of third-party licensed software products in conjunction with our software products, and therefore any undetected errors in these licensed software products may prevent the implementation or impair the functionality of our software products, delay new software product introductions or injure our reputation.

We Could Incur Substantial Costs Defending Our Intellectual Property from Claims of Infringement

The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. We may be subject to future litigation based on claims that our products infringe the intellectual property rights of others or that our own intellectual property rights are invalid. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of software products overlaps. From time to time, we have received correspondence from competitors asserting potential infringement of intellectual property rights or other claims based upon the integration of our software with one or more of their software offerings; such integrations are typically performed at the request of mutual customers. Claims of infringement could require us to reengineer or rename our software products or seek to obtain licenses from third-parties in order to continue offering our software products. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. Even if successfully defended, claims of infringement could also result in significant expense to us and the diversion of our management and technical resources.

Our Revenues Could Decline if We Do Not Develop and Maintain Successful Relationships with Systems Integrators, Complementary Technology Vendors and Alliance Partners

We pursue business alliances with systems integrators, complementary technology vendors and Alliance Partners to endorse our software, implement our software, provide customer support services, promote and resell software products that integrate with our software products and develop industry-specific software products. These alliances provide an opportunity to license our products to our Alliance Partners’ installed customer bases. In many cases, these parties have established relationships with our existing and potential customers and can influence the decisions of these customers. We rely upon these companies for recommendations of our software products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these systems integrators, complementary technology vendors and Alliance Partners who, as a result, may be more likely to recommend our competitors’ software products and services. In addition, some of our competitors have relationships with a greater number of these systems integrators, complementary technology vendors and Alliance Partners and, therefore, have access to a broader base of enterprise customers. If we are unable to establish, maintain and strengthen these relationships, we will have to devote substantially more resources to the selling and marketing, implementation and support of our products. Our efforts may not be as effective as these systems integrators, complementary technology vendors and Alliance Partners, which could significantly harm our operating results.

We May Not Be Able to Increase Revenues if We Do Not Expand Our Sales and Distribution Channels and Improve Our Sales Productivity

We will need to expand our direct and indirect global sales operations and improve our sales productivity in order to increase market awareness and acceptance of our software products and generate increased revenues. We market and license software our products directly through our sales organization and indirectly through our global Alliance Partner and distributor network.

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

In addition, we believe that our future success is dependent upon expansion of our indirect global distribution channel, which consists of our relationships with a variety of systems integrators, complementary technology vendors and distributors. We cannot be certain that we will be able to maintain our current relationships or establish relationships with additional distribution partners on a timely basis, or at all. Our distribution partners may not devote adequate resources to promoting or selling our software products and may not be successful. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts. Any failure to expand our indirect global distribution channel or increase the productivity of this distribution channel could result in lower than anticipated revenues.

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 35.1%, 40.9% and 35.4% of our total revenues for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 24.4%, 29.0% and 27.2% of our expenses for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At January 1, 2005 and July 3, 2004, approximately 23.7% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

•	difficulties relating to the management, administration and staffing of a globally-dispersed business;

•	difficulties managing the operations of a globally-dispersed business and developing, implementing and monitoring systems of internal controls, including disclosure controls and internal controls over financial reporting;

•	longer sales cycles associated with educating foreign customers on the benefits of our software products and services;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in providing customer support for our software products in multiple time zones;

•	currency fluctuations and exchange rates;

•	limitations on repatriation of earnings of our foreign operations;

•	the burdens of complying with a wide variety of foreign laws;

•	reductions in business activity during the summer months in Europe and certain other parts of the world;

•	multiple and possibly overlapping tax structures;

•	negative tax consequences such as withholding taxes and employer payroll taxes;

•	language barriers;

•	the need to consider numerous international product characteristics;

•	different accounting practices;

•	import/export duties and tariffs, quotas and controls;

•	complex and inflexible employment laws;

•	economic or political instability in some international markets; and

•	conflicting international business practices.

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

If Systems Integrators Are Not Available or Fail to Perform Adequately, Our Customers May Suffer Implementation Delays and a Lower Quality of Customer Service, and We May Incur Increased Expenses

Systems integrators often are retained by our customers to implement our software products. If experienced systems integrators are not available to implement our software products, we may be required to provide these services internally, and we may not have sufficient resources to meet our customers’ implementation needs on a timely basis. Use of our professional services personnel to implement our products would also increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners. If these systems integrators do not perform to the satisfaction of our customers, our customers could become dissatisfied with our software products, which could adversely affect our business and operating results.

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

Our Software Products May Contain Defects that Could Harm Our Reputation, Be Costly to Correct, Delay Revenues and Expose Us to Litigation

Despite testing by us, our Alliance Partners and our customers, errors may be found in our software products after commencement of commercial shipments. We and our customers have from time to time discovered errors in our software products. In the future, there may be additional errors and defects in our software. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our software products could result in loss of or delay in market acceptance of our software products and damage to our reputation and our ability to convince commercial users of the benefits of our software products. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. Since our software products are used by customers for mission-critical applications, errors, defects or other performance problems could also result in financial or other damages to our customers, who could assert warranty and other claims for substantial damages against us. Although our software license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such provisions may not be effective or enforceable under the laws of certain jurisdictions. In addition, our insurance policies may not adequately limit our exposure with respect to such claims. A software product liability claim, even if unsuccessful, would be costly and time-consuming to defend and could harm our business.

If We Are Unable to Obtain Additional Capital as Needed in the Future, Our Business May Be Adversely Affected and the Market Price for Our Common Stock Could Significantly Decline

We have been unable to fund our operations using cash generated from our business operations and have financed our operations principally through the sale of securities. We may need to raise additional debt or equity capital to fund an expansion of our operations, to enhance our software products and services, or to acquire or invest in complementary software products, services, businesses or technologies. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available on terms favorable to us, our business may be adversely affected and the market price for our common stock could significantly decline.

Our Business May be Adversely Affected by Securities Litigation

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which superseded five virtually identical complaints that had been filed from July 24, 2001 to September 5, 2001, named us as a defendant along with two of our officers, and certain underwriters involved in our initial public offering of common stock (“IPO”). The complaint is allegedly brought on behalf of purchasers of our common stock during the period from February 29, 2000 to December 6, 2000 and asserts, among other things, that our IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of our IPO underwriters in allocating shares in our IPO to the underwriters’ customers. The action seeks damages, fees and costs associated with the litigation, and interest. We and our officers and directors believe that the allegations in the complaint are without merit and have defended the litigation vigorously. In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation which must be approved by the court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit.

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

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 35.1%, 40.9% and 35.4% of our total revenues for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. In addition, approximately 24.4%, 29.0% and 27.2% of our expenses for the six months ended January 1, 2005, fiscal 2004 and fiscal 2003, respectively, were from our foreign subsidiaries. At January 1, 2005 and July 3, 2004, approximately 23.7% and 18.6%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of January 1, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting referenced below in this quarterly report on Form 10-Q/A and as described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005, filed on November 9, 2005, our disclosure controls and procedures were not effective as of January 1, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

In connection with our review of our revenue recognition practices as previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005, and as a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth fiscal quarter and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed on November 9, 2005.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

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

On December 2, 2005, plaintiffs holding shares of MatrixOne, Inc. common stock filed a lawsuit in the Delaware Court of Chancery against MatrixOne’s board of directors: Oliver Press Partners, LLC, et al. v. W. Patrick Decker, et al., C.A. No. 1817-N (Del. Ch.). Plaintiffs challenge the application of the Company’s advance notice bylaw, adopted in March 2000, that requires that nominations to MatrixOne’s board of directors be submitted within a specified period prior to MatrixOne’s annual meeting of stockholders (the “Advance Notice Bylaw”). On December 2, 2005, plaintiffs purported to nominate a slate of two directors for election at MatrixOne’s annual meeting, which is scheduled to occur December 22, 2005. Because the Advance Notice Bylaw would operate to prevent a vote on plaintiffs’ alternative slate of directors at the annual meeting, plaintiffs alleged that the Advance Notice Bylaw is unreasonable and that the directors breached their fiduciary duties of loyalty and care to plaintiffs by adopting and applying the Advance Notice Bylaw. Plaintiffs sought a declaration that the Advance Notice Bylaw is invalid and inequitable as applied to them, a declaration that their slate of directors is valid and must be voted on at the 2005 annual meeting, and an order compelling the rescheduling of the annual meeting to January 2006. At the same time that plaintiffs filed their complaint, they also filed a motion to expedite proceedings, seeking expedited discovery and trial proceedings in advance of the December 22, 2005 annual meeting. On December 6, 2005, the court denied plaintiffs’ motion and ordered the parties to confer upon and submit a scheduling order. We intend to defend the litigation vigorously, and while we cannot predict with certainty the outcome of these proceedings, we believe the final outcome will result in no material effect on our consolidated financial condition, results of operations or cash flows.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through January 1, 2005, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $11.4 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain businesses and technology aggregating $6.6 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $14.8 million of working capital to support our operations.

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

The exhibits filed as part of this quarterly report on Form 10-Q/A are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: December 23, 2005	By:	/s/ GARY D. HALL
Gary D. Hall
Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002