Form 10-Q
period 2005-12-31
MATRIXONE INC
filed 2006-02-08
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer  ☐    Accelerated filer  ☒    Non Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of February 6, 2006, there were 52,232,552 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2005

		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 31, 2005 (unaudited) and July 2, 2005	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended December 31, 2005 (unaudited) and January 1, 2005 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended December 31, 2005 (unaudited) and January 1, 2005 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4:	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	43

Item 1A:	Risk Factors	45

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 4:	Submission of Matters to a Vote of Security Holders	59

Item 5:	Other Information	59

Item 6:	Exhibits	59

Signatures		60

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2005	July 2, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,556	$107,677
Accounts receivable, less allowance for doubtful accounts of $636 and $747	23,994	28,620
Prepaid expenses and other current assets	9,791	8,822

Total current assets	132,341	145,119
PROPERTY AND EQUIPMENT, NET	5,478	6,096
GOODWILL	11,911	11,929
OTHER INTANGIBLE ASSETS, NET	7,014	7,645
OTHER ASSETS	2,039	2,171

	$158,783	$172,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,246	$5,941
Accrued expenses	17,579	22,752
Deferred revenue	36,965	37,040

Total current liabilities	60,790	65,733

LONG TERM LIABILITIES
Long term deferred revenue	2,882	5,163
Long term deferred tax liability	439	282

Total long term liabilities	3,321	5,445

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 52,153 and 51,771 shares issued and outstanding	522	518
Additional paid-in capital	229,711	227,489
Accumulated deficit	(137,142)	(128,088)
Accumulated other comprehensive income	1,581	1,863

Total stockholders’ equity	94,672	101,782

	$158,783	$172,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
REVENUES:
Software license	$11,374	$16,684	$17,721	$27,858
Service	22,451	19,157	41,524	36,665

Total revenues	33,825	35,841	59,245	64,523

COST OF REVENUES:
Software license	650	1,449	1,097	2,414
Amortization of purchased technology	200	199	399	332
Service (1)	13,177	12,133	24,417	23,573

Total cost of revenues	14,027	13,781	25,913	26,319

GROSS PROFIT	19,798	22,060	33,332	38,204

OPERATING EXPENSES:
Selling and marketing (1)	10,482	11,816	19,877	21,703
Research and development (1)	6,900	7,397	14,034	13,735
General and administrative (1)	4,756	2,661	9,420	5,282
Amortization of intangible assets	116	106	232	176

Total operating expenses	22,254	21,980	43,563	40,896

INCOME(LOSS) FROM OPERATIONS	(2,456)	80	(10,231)	(2,692)

OTHER INCOME(EXPENSE):
Interest income	770	448	1,494	798
Other income(expense), net	(22)	(25)	(23)	(43)

Total other income(expense)	748	423	1,471	755

INCOME(LOSS) BEFORE INCOME TAXES	(1,708)	503	(8,760)	(1,937)
PROVISION FOR INCOME TAXES	161	57	294	108

NET INCOME(LOSS)	$(1,869)	$446	$(9,054)	$(2,045)

BASIC NET INCOME(LOSS) PER SHARE	$(0.04)	$0.01	$(0.17)	$(0.04)

DILUTED NET INCOME(LOSS) PER SHARE	$(0.04)	$0.01	$(0.17)	$(0.04)

SHARES USED IN COMPUTING BASIC NET INCOME(LOSS) PER SHARE	52,033	51,378	51,902	50,836

SHARES USED IN COMPUTING DILUTED NET INCOME(LOSS) PER SHARE	52,033	53,980	51,902	50,836

(1) The following summarizes the allocation of stock based compensation included in the costs and expenses noted above:

Cost of service revenues	$148	$—	$280	$—
Selling and marketing	160	—	328	—
Research and development	128	—	260	—
General and administrative	91	—	179	—

Total stock based compensation	$527	$—	$1,047	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2005	January 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,054)	$(2,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,158	1,590
Amortization of purchased technology and intangible assets	631	508
Stock based compensation	1,047	—
Reduction in doubtful accounts	(108)	(68)
Provision for deferred income taxes	157	—
Changes in assets and liabilities, net of business combination:
Accounts receivable	4,392	(1,430)
Prepaid expenses and other current assets	(1,038)	(468)
Accounts payable	323	194
Accrued expenses	(5,121)	1,680
Deferred revenues	(1,671)	(4,429)

Net cash used in operating activities	(9,284)	(4,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(554)	(851)
Other assets	109	75
Cash paid for business combinations, net of cash acquired of $0 and $790	18	(6,463)

Net cash used in investing activities	(427)	(7,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	—	(1,512)
Proceeds from stock option exercises	445	733
Proceeds from purchases of common stock under employee stock purchase plan	734	666

Net cash provided by (used in) financing activities	1,179	(113)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(589)	1,862

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,121)	(9,958)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,677	118,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,556	$108,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$51	$72

Issuance of common stock in business combination	$—	$12,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three and six month periods ended December 31, 2005 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending July 1, 2006.

The Company operates on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. Both the three month periods ended December 31, 2005 and January 1, 2005 had thirteen weeks. Both the six month periods ended December 31, 2005 and January 1, 2005 had twenty-six weeks. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Accordingly, when vendor specific objective evidence of fair value exists, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

The Company has not established sufficient vendor specific objective evidence of fair value for maintenance and customer support services in Japan. Accordingly, the software license fees in Japan are recognized ratably over the term of the related maintenance and customer support services contract, generally one year, on a straight-line basis.

The Company primarily provides the following four types of software license arrangements:

•	Perpetual software license - The Company recognizes software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time based license - The Company recognizes software license revenues from two year or more time based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time based license - The Company recognizes software license revenues from less than two year time based licenses ratably over the period of the license arrangement. Since the Company does not have vendor specific objective evidence of fair value for maintenance and customer support services for such arrangements, both the software license and maintenance and customer support services fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties - The Company recognizes revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

If a customer is provided extended payment terms (generally in excess of 90 days), revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided electronic access to the software files.

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

Maintenance and customer support service fees include the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. Maintenance and customer support fees are recognized ratably over the term of the contract, generally one year, on a straight-line basis. When a maintenance and customer support service fee is included in a software license fee, a portion of the software license fee is allocated to maintenance and customer support fees based on the renewal rate of maintenance and customer support service fees.

The following sets forth the details of total deferred revenue:

	As of
	December 31, 2005	July 2, 2005
Deferred software license revenue	$15,900	$15,808
Deferred maintenance revenue	17,317	21,833
Deferred professional services revenue	6,630	4,562

Total deferred revenue	$39,847	$42,203

Stock Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, directors, officers or consultants of the Company. Pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock under the Purchase Plan at 85% of the lessor of the average market price of the Company’s common stock on the first or last day of the applicable six month payment period. On December, 22, 2005, the stockholders of the Company approved an amendment to the Purchase Plan to increase the number of shares of common stock that may be issued pursuant to the Purchase Plan by 1,000 shares to 3,000 shares of common stock in the aggregate. Shares allocated for issuance are 13,950, 8,000, and 3,000 for the 1996 Plan, 1999 Plan and the Purchase Plan, respectively. Options granted generally vest over four years, except for options subject to accelerated vesting, as described below, and expire no later than ten years from the date of the grant.

In the first fiscal quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three and six months ended January 1, 2005 includes only those options that had been forfeited during that period. The Company has

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R). During the three and six months ended December 31, 2005, the Company recorded stock based compensation expense of $527 and $1,047, respectively, in accordance with SFAS 123(R).

The following sets forth the impact of the adoption of SFAS 123(R) on the Company’s net loss for the three and six months ended December 31, 2005:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
NET LOSS:
Net loss, as reported	$(1,869)	$(9,054)
Exclude:
Stock-based compensation expense pursuant to SFAS 123(R)	527	1,047

Net loss, excluding stock based compensation	$(1,342)	$(8,007)

BASIC AND DILUTED NET LOSS PER SHARE:
Basic and diluted net loss per share, as reported	$(0.04)	$(0.17)
Basic and diluted net loss per share, excluding stock based compensation	$(0.03)	$(0.15)

Commencing in the first quarter of fiscal 2006 ended October 1, 2005, the Company began recording stock based compensation using the fair value method pursuant to SFAS 123(R). Prior to the first quarter of fiscal 2006, the Company recorded stock based compensation issued to employees and directors using the intrinsic value method and stock based compensation issued to non-employees using the fair value method. Stock based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three and six months ended January 1, 2005, no stock based compensation was recorded under the intrinsic value method.

The fair value of stock options granted during the periods indicated has been determined using the Black-Scholes option pricing model and the assumptions set forth below. The assumptions used by the Company for the three and six months ended December 31, 2005 were developed with the assistance of an independent appraisal firm, from which the Company has received a report.

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Risk-free interest rate	4.20%	3.10-3.41%	4.20%	3.10-3.41%
Expected dividend yield	None	None	None	None
Expected life	4.6 Years	3-4 Years	4.6 Years	3-4 Years
Expected volatility	65%	65%	65%	65%-90%
Expected forfeiture rate	33%	—	33%	—

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The risk-free interest rate is derived from U.S. Treasury discount notes with maturities comparable to the remaining expected life of the options. No dividend yield is expected since the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected life is based on observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees. The expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The expected forfeiture rate was based on the Company’s historical experience with pre-vesting option cancellations.

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended December 31, 2005 were $2.48 and $1.68, respectively. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the six months ended December 31, 2005 were $2.58 and $1.53, respectively.

The following is a summary of the status of the Company’s stock options as of December 31, 2005 and the stock option activity for all stock option plans during the six months ended December 31, 2005.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
OPTIONS:
Outstanding at July 2, 2005	11,536	$6.15
Granted	45	$5.00
Exercised	(186)	$2.39
Forfeited	(427)	$5.25

Outstanding at December 31, 2005	10,968	$6.25	6.13	$13,780

VESTED AND EXPECTED TO VEST at December 31, 2005	10,381	$6.30	6.07	$13,599

EXERCISABLE at December 31, 2005	9,189	$6.46	5.75	$13,544

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of our common stock on December 30, 2005 of $4.95 and the exercise price of the underlying options.

The total intrinsic value of options exercised was $489.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

As of December 31, 2005, there was unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan totaling $3,717. This compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

Had compensation expense for all stock options been determined based on fair value as prescribed by SFAS 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share for the three and six months ended January 1, 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	January 1, 2005	January 1, 2005
NET LOSS:
Net income(loss), as reported	$446	$(2,045)
Include:
Stock based compensation expense related to stock options using the fair value the fair value method	(3,091)	(6,084)
Stock based compensation expense related to the Company’s Employee Stock Purchase Plan using the fair value method	(129)	(261)

Pro forma net loss	$(2,774)	$(8,390)

BASIC AND DILUTED NET INCOME(LOSS) PER SHARE:
As reported:
Basic net income(loss) per share	$0.01	$(0.04)
Diluted net income(loss) per share	$0.01	$(0.04)
Pro forma:
Basic and diluted net loss per share	$(0.05)	$(0.17)

Concentrations of Credit Risk and Significant Customers

One customer represented 13.7% of the Company’s total revenues for the three month period ended December 31, 2005. No customer represented more than 10% of the Company’s total revenues for the six month period ended December 31, 2005 or the three and six month periods ended January 1, 2005. No customer represented more than 10% of the Company’s accounts receivable at December 31, 2005 or January 1, 2005.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

The significant components of the exit plan, cash payments and remaining accrual as of December 31, 2005 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Non-cash adjustment	(29)	(16)	(45)
Cash payments	(491)	(149)	(640)

Accrual balance as of July 2, 2005	121	—	121
Cash payments	(121)	—	(121)

Accrual balance as of December 31, 2005	$—	$—	$—

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

Six Months Ended
January 1, 2005
Pro forma total revenues	$65,685
Pro forma net loss	$(2,789)
Pro forma basic and diluted net loss per share	$(0.05)

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

Note 3. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of December 31, 2005:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(765)	$3,015
Application technology – DesignSync	4	710	(252)	458
Application technology – ProjectSync	3	240	(113)	127

Total developed technology		4,730	(1,130)	3,600

Customer contracts and related customer relationships - Synchronicity	10	3,600	(510)	3,090
Customer contracts and related customer relationships - Centor	5	210	(47)	163
Trademarks and trade names	4	250	(89)	161

		4,060	(646)	3,414

Total		$8,790	$(1,776)	$7,014

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

For the three and six months ended December 31, 2005, amortization expense related to identified intangible assets was $316 and $631, respectively, of which $200 and $399, respectively, was related to developed technology and included in cost of revenues and $116 and $232, respectively, was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses. For the three and six months ended January 1, 2005, amortization expense related to identified intangible assets was $305 and $508, respectively, of which $199 and $332, respectively, was related to developed technology and included in cost of revenues and $106 and $176, respectively, was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses.

The following is the estimated future amortization expense related to other intangible assets as of December 31, 2005:

Fiscal Year
Remainder of fiscal 2006	$631
2007	1,262
2008	1,188
2009	962
2010	916
2011	900
Thereafter	1,155

Total	$7,014

The following sets forth changes to goodwill for the three and six months ended December 31, 2005:

Goodwill balance as July 2, 2005	$11,929
Adjustment to goodwill for cash receipt related to the Centor Acquisition	(52)

Goodwill balance as of October 1, 2005	11,877
Adjustment to goodwill for expenses related to the Centor Acquisition	34

Goodwill balance as of December 31, 2005	$11,911

Note 4. Professional Services Warranty

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

Accrual balance as of July 2, 2005	$250
Net provisions for warranty charged to cost of services during the six months ended December 31, 2005	127
Payments made (in kind or in cash) during the six months ended December 31, 2005	(227)

Accrual balance as of December 31, 2005	$150

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of December 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, the Company does not believe any amounts would be material to the Company’s consolidated financial condition, results of operations or cash flows.

Note 6. Basic and Diluted Net Income(Loss) Per Share

Basic net income(loss) per share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income(loss) per share is computed by dividing income(net) loss by the shares used in the calculation of basic net income(loss) per share plus the dilutive effect of common stock equivalents, such as stock options, using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net income(loss) per share if their effect is antidilutive.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Potentially dilutive common stock options aggregating 10,968 and 3,370 shares for the three months ended December 31, 2005 and January 1, 2005, respectively, and 11,115 and 12,022 shares for the six months ended December 31, 2005 and January 1, 2005, respectively, have been excluded from the computation of diluted net income(loss) per share because their inclusion would be antidilutive.

Note 7. Comprehensive Income(Loss)

Comprehensive income(loss) includes net income(loss) and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock based compensation. The components of comprehensive income(loss) were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net income(loss)	$(1,869)	$446	$(9,054)	$(2,045)
Foreign currency translation adjustments	(242)	1,297	(282)	1,711

Comprehensive income(loss)	$(2,111)	$1,743	$(9,336)	$(334)

Note 8: Segment Information

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

Note 9: Recently Issued Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FAS Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS 154 will be effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Risk Factors” beginning on page 45 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

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

Our long-term strategy is to achieve a leadership position within the PLM market by effectively enabling our customers to achieve measurable improvements in their business by unifying and streamlining processes across the product lifecycle. Currently, there are three key elements to our growth strategy: driving new customer adoption of our solutions in collaboration with our key alliance partners, upgrading our growing base of existing customers to the latest releases of our solutions, and extending our position in key industrial markets.

Financial Overview

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and the fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for the three and six months ended December 31, 2005 and January 1, 2005 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
North America	$17,331	$18,885	$32,048	$35,353
Europe	14,054	13,114	21,881	21,649
Asia/Pacific	2,440	3,842	5,316	7,521

Total revenues	$33,825	$35,841	$59,245	$64,523

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three and six months ended December 31, 2005 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $1.0 million and $1.1 million higher.

Our current and long term deferred revenues fluctuate from period to period due to the timing of the recognition or deferral of software license, professional services and maintenance and customer support transactions. Software license and professional services transactions may be deferred if 1) commitments or agreements are made to provide certain software functionality or significant modifications to licensed software; 2) extended payment terms are provided; or 3) vendor specific objective evidence of fair value does not exist. Maintenance and customer support arrangements are generally paid for in advance and recognized ratably over the term of the contract.

The following sets forth the details of total deferred revenue:

	As of
	December 31, 2005	October 1, 2005	July 2, 2005
Deferred software license revenue	$15,900	$19,074	$15,808
Deferred maintenance revenue	17,317	20,069	21,833
Deferred professional services revenue	6,630	6,502	4,562

Total deferred revenue	$39,847	$45,645	$42,203

In fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three and six months ended January 1, 2005 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net income(loss) calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R). (Refer to Note 1 “Summary of Significant Accounting Policies – Stock Based Compensation” to our Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Quarterly Report on Form 10-Q.

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

During the three and six months ended December 31, 2005, we recorded stock compensation expense of $0.5 million and $1.0 million in accordance with SFAS 123(R). The following summarizes the allocation of stock based compensation included in our costs and expenses:

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2005	December 31, 2005
Cost of service revenues	$148	$280
Selling and marketing	160	328
Research and development	128	260
General and administrative	91	179

Total stock based compensation	$527	$1,047

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of December 31, 2005, we had an accumulated deficit of approximately $137.1 million. If our operating expenses are higher than we anticipate or our revenues are lower than anticipated, we may incur significant net losses in fiscal 2006 and beyond.

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

We use the residual method when fair value does not exist for one of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. We have established sufficient vendor specific objective evidence of fair value for professional services, training and maintenance and customer support services, except for maintenance and customer support services in Japan, based on the price charged when these elements are sold separately. Accordingly, when vendor specific objective evidence of fair value exists, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training or maintenance and customer support services.

We have not established sufficient vendor specific objective evidence of fair value for maintenance and customer support services in Japan. Accordingly, the software license fees in Japan are recognized ratably over the term of the related maintenance and customer support services contract, generally one year, on a straight-line basis.

We primarily provide the following four types of software license arrangements:

•	Perpetual software license - we recognize software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time based license - we recognize software license revenues from two year or more time based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time based license - we recognize software license revenues from less than two year time based licenses ratably over the period of the license arrangement. Since we do not have vendor specific objective evidence of fair value for maintenance and customer support services for such arrangements, both the software license and maintenance and customer support services fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties - we recognize revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

If a customer is provided extended payment terms (generally in excess of 90 days), revenue is recognized when the fees become due. A software license is considered delivered when the customer receives the physical media in accordance with the applicable shipping terms or is provided electronic access to the software files.

In accordance with our agreements with our value-added resellers and distributors (“Alliance Partners”), an Alliance Partner has the right to license our software to its customers (“end users”). Therefore, we have no obligation to the Alliance Partner’s end users. Accordingly, we recognize software license revenues from an Alliance Partner upon receipt of a written confirmation from the Alliance Partner of a non-cancelable binding written arrangement with the ultimate end user, delivery of the software to the Alliance Partner and when all other revenue recognition criteria, including fulfillment of all obligations and commitments, have been met.

Service revenues include professional services, reimbursements received for out-of-pocket expenses incurred, training and maintenance and customer support fees. Professional services generally are not essential to the functionality of the other elements in an arrangement and are accounted for separately. Professional services revenues are primarily derived from time and material contracts and are recognized as the services are performed. Professional services revenues for fixed-price contracts are recognized using a concept of proportional performance based upon the ratio of direct labor costs incurred to total expected labor costs. If conditions for acceptance are required or the arrangement includes future product deliverables, professional services revenues and related software license revenue are recognized upon customer acceptance or upon delivery of the future product deliverable. Our customers generally reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. Training revenues are recognized as the services are provided.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was approximately $0.6 million and $0.7 million at December 31, 2005 and July 2, 2005, respectively.

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

Goodwill Impairment

Goodwill is required to be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. We evaluate the impairment of goodwill annually in our fourth fiscal quarter with the assistance of an independent valuation firm. Application of the goodwill impairment test requires making judgments about the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. We have determined that we have one reporting segment (refer to Note 8 “Segment Information” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this

Quarterly Report on Form 10-Q). Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows and determining appropriate discount rates. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for the reporting unit and therefore the determination as to the existence or size of any impairment. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.2 million and $0.3 million at December 31, 2005 and July 2, 2005, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 4 “Professional Services Warranty” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Stock Based Compensation

In fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three months ended January 1, 2005 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

The calculation of stock based compensation requires the use of a valuation model and related assumptions. We use the Black-Scholes option pricing model to estimate the fair value of our share-based instruments. The use of the Black-Scholes option pricing model requires the use of subjective assumptions including an estimate of the volatility of our stock, the expected life of our share-based instruments, the expected forfeitures of share-based instruments, the expected dividend rate on our common stock and the risk free interest rates that can materially affect our fair value estimate of our share-based instruments. Changes in these estimates and assumptions could materially impact the calculation of stock based compensation.

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

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenues:
Software license	33.6%	46.6%	29.9%	43.2%
Service	66.4	53.4	70.1	56.8

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	1.9	4.0	1.8	3.8
Amortization of purchased technology	0.6	0.6	0.7	0.5
Service	39.0	33.9	41.2	36.5

Total cost of revenues	41.5	38.5	43.7	40.8

Gross profit	58.5	61.5	56.3	59.2

Operating Expenses:
Selling and marketing	31.0	33.0	33.6	33.6
Research and development	20.4	20.6	23.7	21.3
General and administrative	14.0	7.4	15.9	8.2
Amortization of intangible assets	0.3	0.3	0.4	0.3

Total operating expenses	65.7	61.3	73.6	63.4

Income(Loss) from Operations	(7.2)	0.2	(17.3)	(4.2)
Other income(expense), net	2.2	1.2	2.5	1.2

Income(Loss) Before Income Taxes	(5.0)	1.4	(14.8)	(3.0)
Provision for income taxes	0.5	0.2	0.5	0.2

Net Income(Loss)	(5.5)%	1.2%	(15.3)%	(3.2)%

Comparison of the Three Months Ended December 31, 2005 and January 1, 2005

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Business Process Applications and Enterprise Integration products.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended December 31, 2005 and January 1, 2005 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	December 31, 2005	January 1, 2005
Matrix PLM Platform	$3,427	$5,860	$(2,433)	(41.5)%
Business Process Applications	6,846	7,931	(1,085)	(13.7)%
Enterprise Integrations	1,101	2,893	(1,792)	(61.9)%

Total software license revenues	$11,374	$16,684	$(5,310)	(31.8)%

Number of software license transactions recognized(1)	95	113	(18)	(15.9)%
Number of software license transactions in excess of $1.0 million recognized(1)	2	2	—	—

(1)	Excludes transactions recognized on a ratable basis.

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended December 31, 2005 and January 1, 2005 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
North America	$6,244	$8,076	$(1,832)	(22.7)%
Europe	4,555	6,589	(2,034)	(30.9)%
Asia/Pacific	575	2,019	(1,444)	(71.5)%

Total software license revenues	$11,374	$16,684	$(5,310)	(31.8)%

Software license revenues decreased during the three months ended December 31, 2005 due to a decrease in the number of software license transactions, lower average software license transaction values and a reduction in the number of software license transactions with new customers. During the three months ended December 31, 2005, we recognized four previously deferred software license transactions aggregating $3.7 million that met the applicable revenue recognition criteria during the period. Software licenses revenues for the three months ended December 31, 2005 also included the recognition of various previously deferred software license transactions such as the amortization of time based software licenses, software license revenue in Japan recognized ratably, and certain software license transactions recognized using contract accounting. During the three months ended December 31, 2005, we deferred four software license transactions received during the quarter aggregating $1.8 million that did not meet the applicable revenue recognition criteria during the period but are expected to be recognized in future quarters commencing in the third quarter of fiscal 2006.

During the three months ended December 31, 2005 and January 1, 2005, we recorded software license transactions in excess of $1.0 million from customers located in both North America and Europe. Software license revenues in both North America and Europe decreased during the three months ended December 31, 2005 due to the factors previously discussed, and software license revenue in Asia/Pacific decreased due to the restructuring of our sales operations in Japan, ratable revenue recognition for software license transactions in Japan, and weakness in other regions in Asia.

Matrix PLM Platform software license revenues decreased during the three months ended December 31, 2005 due to a decrease in the number of software license transactions and the number of software license revenue transactions with new customers compared to the three months ended January 1, 2005. Software license revenues from our Enterprise Integration offerings and Business Process Applications decreased primarily due to a decrease in the number of Enterprise Integration and Business Application transactions with both new and existing customers. During the three months ended January 1, 2005, software license revenues from our Enterprise Integration products were higher due to the introduction of several new software product offerings. Software license revenues from these offerings were significantly lower during the three months ended December 31, 2005.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended December 31, 2005 and January 1, 2005 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Maintenance revenues	$11,032	$10,020	$1,012	10.1%
Professional services revenues	10,739	8,560	2,179	25.5%
Training revenues	680	577	103	17.9%

Total service revenues	$22,451	$19,157	$3,294	17.2%

Maintenance as a percentage of service revenues	49.1%	52.3%

Service revenues increased during the three months ended December 31, 2005 due to an increase in both maintenance revenues and professional services revenues. Professional services revenues increased as a result of new consulting projects, expansion of existing consulting projects and the recognition of previously deferred professional services revenue primarily from three customers aggregating $2.2 million. During the three months ended December 31, 2005, we deferred professional services revenue aggregating $1.4 million primarily related to six customer projects, and we deferred certain amounts related to advance billings of professional services. Maintenance revenues increased as a result of incremental maintenance revenues related to the continued

expansion of our maintenance base from the growth in our software license revenues during the preceding fiscal year. Training revenues increased based on the timing of new and existing customers attending training classes and customer purchases of our web-based training products.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Cost of software licenses	$650	$1,449	$(799)	(55.1)%
Amortization of purchased technology	200	199	1	0.5%

Total cost of software licenses	$850	$1,648	$(798)	(48.4)%

Cost of software license revenues decreased during the three months ended December 31, 2005 due to $0.8 million decreases in royalties related to our Enterprise Integration offerings due to decreased software license revenues from those products. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition which are amortized on a straight-line basis over their estimated useful lives of three to seven years. We expect to incur amortization expense of approximately $0.4 million for the remainder of fiscal 2006. We may complete other acquisitions throughout fiscal 2006, which may result in an increase in amortization of intangible assets such as purchased technology.

Cost of services. Cost of services includes salaries, related expenses and stock based compensation for internal services personnel and costs of contracting with independent systems integrators to provide consulting services. Cost of services fluctuates based on the mix of internal professional services personnel and more expensive independent systems integrators used for professional services engagements. Our gross margins may fluctuate based on the actual costs incurred to provide professional services.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Cost of services	$13,177	$12,133	$1,044	8.6%

Cost of services increased $1.0 million during the three months ended December 31, 2005 due primarily to a $0.3 million increase in personnel costs and a $0.7 million increase in offshore, domestic and international contractor expense primarily related to the recognition of costs for certain previously deferred professional services engagements, and a $0.1 million increase in stock based compensation. These increases were partially offset by a $0.1 million decrease in travel expenses.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Gross profit on software license revenues	$10,524	$15,036	$(4,512)	(30.0)%
Gross profit on service revenues	9,274	7,024	2,250	32.0%

Total gross profit	$19,798	$22,060	$(2,262)	(10.3)%

Gross margin on software license revenues	92.5%	90.1%	2.4%
Gross margin on service revenues	41.3%	36.7%	4.6%
Total gross margin	58.5%	61.5%	(3.0)%

Percentage of total revenues derived from software license revenues	33.6%	46.6%	(13.0)%
Percentage of total revenues derived from service revenues	66.4%	53.4%	13.0%

Total gross profit decreased during the three months ended December 31, 2005 primarily due to a decrease in gross profit from software license revenues as a result of a decrease in software license revenues, partially offset by an increase in gross profit and gross margin from services revenues due to an increase in professional services and maintenance revenues and related gross margins. Gross margin on software license revenues increased as a result of a decrease in the proportion of our software license revenues derived from our Enterprise Integration products, which bear a higher software royalty cost. Gross margin on professional services increased as a result of continuing improvement in the gross margin on our professional services due to improvement in the utilization of our professional services personnel and a reduction in our cost structure, and an increase in maintenance revenues.

Selling and marketing. Selling and marketing expenses include salaries, related expenses and stock based compensation related to employees, marketing costs, such as public relations and advertising, trade shows, marketing materials and customer user group meetings, and selling costs such as sales training events and commissions. Selling and marketing costs may fluctuate based on the timing of trade shows and user group events and the amount of sales commissions, which vary based upon revenues.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Selling and marketing expenses	$10,482	$11,816	$(1,334)	(11.3)%
Selling and marketing expenses as a percentage of total revenues	31.0%	33.0%	(2.0)%

Selling and marketing expenses decreased during the three months ended December 31, 2005 as a result of a $0.7 million decrease in commission expense due to decreased software license revenue, a $0.3 million decrease in travel and training expenses, a $0.2 million decrease in outside contractor and consultant costs, a $0.2 million decrease in events and show expenses, and a $0.1 million decrease in rent and other expenses. These decreases were partially offset by an increase of $0.2 million in stock based compensation.

Research and development. Research and development expenses include salaries, related expenses and stock based compensation expense related to employees and external costs incurred to develop our intellectual property and are charged to expense as incurred. To date, software development costs have been charged to expense as incurred because the costs incurred from the attainment of technological feasibility to general product release have been immaterial. Research and development costs may fluctuate based on the use of third-parties to assist in the development of our software products.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Research and development expenses	$6,900	$7,397	$(497)	(6.7)%
Research and development expenses as a percentage of total revenues	20.4%	20.6%	(0.2)%

Research and development expenses decreased during the three months ended December 31, 2005 primarily due to a $0.6 million decrease in outside contractor and consultants costs, offset by a $0.1 million increase in stock based compensation expense.

General and administrative. General and administrative expenses consist primarily of salaries, related expenses and stock based compensation expense of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
General and administrative expenses	$4,756	$2,661	$2,095	78.7%
General and administrative expenses as a percentage of total revenues	14.0%	7.4%	6.6%

General and administrative expense increased during the three months ended December 31, 2005 primarily due to a $1.5 million increase in legal and accounting fees primarily related to the financial review and restatement completed in November 2005, a $0.2 million increase in contractor expense to assist the Company in the completion of the restatement, $0.5 million increase in personnel costs primarily related to additional personnel hired in order to strengthen internal controls, and a $0.1 million increase in stock based compensation expense. These increases were partially offset by a $0.2 million decrease in bad debt expense due to lower average accounts receivable balances. We do not expect to incur any additional legal and accounting fees related to the financial review and restatement in future periods. However, we do expect continued contractor expense as we enhance our internal controls and transition certain functions to permanent employees.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets of four to ten years. We expect to incur amortization expense of approximately $0.2 million for the remainder of fiscal 2006. We may complete other acquisitions throughout fiscal 2006, which may result in an increase in amortization of intangible assets such as customer contracts and related customer relationships and trademarks and trade names.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Amortization of intangible assets	$116	$106	$10	9.4%
Amortization of intangible assets as a percentage of total revenues	0.3%	0.3%	0.0%

Other income(expense). Other income(expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Other income(expense), net	$748	$423	$325	76.8%

Other income increased during the three months ended December 31, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the three months ended December 31, 2005 and January 1, 2005, we recorded a provision for income taxes of $0.1 million, primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions. During the three months ended December 31, 2005, we also recorded amortization of a deferred tax liability related to goodwill of $0.1 million.

Comparison of the Six Months Ended December 31, 2005 and January 1, 2005

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the six months ended December 31, 2005 and January 1, 2005 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	December 31, 2005	January 1, 2005
Matrix PLM Platform	$6,074	$9,129	$(3,055)	(33.5)%
Business Process Applications	9,646	13,566	(3,920)	(28.9)%
Enterprise Integrations	2,001	5,163	(3,162)	(61.2)%

Total software license revenues	$17,721	$27,858	$(10,137)	(36.4)%

Number of software license transactions recognized(1)	135	183	(48)	(26.2)%
Number of software license transactions in excess of $1.0 million recognized(1)	3	5	(2)	(40.0)%

(1)	Excludes transactions recognized on a ratable basis

Software license revenues by geographic region for the six months ended December 31, 2005 and January 1, 2005 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
North America	$9,976	$13,928	$(3,952)	(28.4)%
Europe	6,260	9,836	(3,576)	(36.4)%
Asia/Pacific	1,485	4,094	(2,609)	(63.7)%

Total software license revenues	$17,721	$27,858	$(10,137)	(36.4)%

Software license revenues decreased during the six months ended December 31, 2005 due to a decrease in the number of software license transactions, a decrease in the number of software license transactions in excess of $1.0 million, lower average software license transaction values and a reduction in the number of software license transactions with new customers. During the six months ended December 31, 2005, we recognized two previously deferred software license transactions aggregating $1.2 million that met the applicable revenue recognition criteria during the period. Software license revenues for the six months ended December 31, 2005, also included the recognition of various previously deferred software license transactions such as the amortization of time based software licenses, software license revenue in Japan recognized ratably, and certain software license transactions recognized using contract accounting. During the six months ended December 31, 2005, we deferred six software license transactions received during the quarter aggregating $2.4 million that did not meet the applicable revenue recognition criteria during the period but are expected to be recognized in future quarters commencing in the third quarter of fiscal 2006.

Software license revenues in both North America and Europe decreased during the six months ended December 31, 2005 due to the factors previously discussed, and software license revenue in Asia/Pacific decreased due to the restructuring of our sales operations in Japan, ratable revenue recognition for software license transactions in Japan, and weakness in other regions in Asia.

Software license revenues from our Matrix PLM Platform, Business Process Applications and Enterprise Integration products decreased primarily due to the factors previously discussed. During the six months ended January 1, 2005, software license revenues from Enterprise Integration products were higher due to the introduction of several new software product offerings. Software license revenues from these offerings were significantly lower during the six months ended December 31, 2005.

Service revenues. The components of our service revenues for the six months ended December 31, 2005 and January 1, 2005 were as follows:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Maintenance revenues	$21,751	$18,882	$2,869	15.2%
Professional services revenues	18,619	16,449	2,170	13.2%
Training revenues	1,154	1,334	(180)	(13.5)%

Total service revenues	$41,524	$36,665	$4,859	13.3%

Maintenance as a percentage of service revenues	52.4%	51.5%

Service revenues increased during the six months ended December 31, 2005 due to an increase in both professional services and maintenance revenues. Professional services revenues increased as a result of new consulting projects, expansion of existing consulting projects and the recognition of previously deferred professional services revenue primarily from one customer aggregating approximately $0.9 million. During the six months ended December 31, 2005, we deferred professional services revenue aggregating $2.3 million primarily related to six customer projects, and we deferred certain amounts related to advance billings of professional services. Maintenance revenues increased as a result of incremental maintenance revenues related to the continued expansion of our maintenance base from the growth in our software license revenues during the preceding fiscal year. Training revenues decreased based on the timing of new and existing customers attending training classes and customer purchases of our web-based training products.

Cost of software licenses.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Cost of software licenses	$1,097	$2,414	$(1,317)	(54.6)%
Amortization of purchased technology	399	332	67	20.2%

Total cost of software licenses	$1,496	$2,746	$(1,250)	(45.5)%

Cost of software licenses decreased during the six months ended December 31, 2005 due to a $1.0 million and $0.3 million decrease in royalties related to certain of our Enterprise Integration offerings and Business Process Applications, respectively, due to decreased software license revenues from these products.

Cost of services.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Cost of services	$24,417	$23,573	$844	3.6%

Cost of services increased during the six months ended December 31, 2005 primarily due to a $1.4 million increase in offshore, domestic and international contractor expense to support our new consulting projects and expansion of existing consulting projects, a $0.2 million increase in royalty expenses related to an increase in maintenance revenues, and a $0.3 million increase in stock based compensation. These increases were offset by a $0.6 million decrease in personnel and travel costs, a $0.1 million decrease in rental expenses, and a $0.4 million decrease in maintenance, utilities, and other expenses.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Gross profit on software license revenues	$16,225	$25,112	$(8,887)	(35.4)%
Gross profit on service revenues	17,107	13,092	4,015	30.7%

Total gross profit	$33,332	$38,204	$(4,872)	(12.8)%

Gross margin on software license revenues	91.6%	90.1%	1.5%
Gross margin on service revenues	41.2%	35.7%	5.5%
Total gross margin	56.3%	59.2%	(2.9)%

Percentage of total revenues derived from software license revenues	29.9%	43.2%	(13.3)%
Percentage of total revenues derived from service revenues	70.1%	56.8%	13.3%

Total gross profit and gross margin decreased during the six months ended December 31, 2005 primarily due to a decrease in gross profit from software license revenues as a result of a decrease in software license revenues, partially offset by an increase in gross profit and gross margin from services revenues due to an increase in professional services and maintenance revenues and related gross margins. Gross margin on software license revenues increased as a result of a decrease in the proportion of our software license revenues derived from our Enterprise Integration products, which bear a higher software royalty cost. Gross margin on professional services increased as a result of continuing improvement in the gross margin on our professional services due to the improvement in the utilization of our professional services personnel and a reduction in our cost structure, and an increase in maintenance revenues.

Selling and marketing.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Selling and marketing expenses	$19,877	$21,703	$(1,826)	(8.4)%
Selling and marketing expenses as a percentage of total revenues	33.6%	33.6%	(0.0)%

Selling and marketing expenses decreased during the six months ended December 31, 2005 primarily due to a $1.3 million decrease in commission expense due to lower software license revenues, a $0.5 million decrease in marketing and events expenses and a $0.3 million decrease in outside contractors and consultants expenses as a result of our cost containment efforts. These decreases were partially offset by a $0.3 million increase related to stock based compensation.

Research and development.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Research and development expenses	$14,034	$13,735	$299	2.2%
Research and development expenses as a percentage of total revenues	23.7%	21.3%	2.4%

Research and development expenses increased during the six months ended December 31, 2005 primarily due to a $0.5 million increase in personnel and related expenses and a $0.3 million increase in stock based compensation, partially offset by a $0.4 million decrease in contractor costs and a $0.1 million decrease in depreciation and other expenses.

General and administrative.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
General and administrative expenses	$9,420	$5,282	$4,138	78.3%
General and administrative expenses as a percentage of total revenues	15.9%	8.2%	7.7%

General and administrative expenses increased during the six months ended December 31, 2005 primarily due to a $3.0 million increase in legal and accounting expenses primarily related to the financial review and restatement completed in November 2005, a $0.6 million increase in contractor expense to assist the Company in the completion of the restatement, a $0.3 million increase in personnel costs, and a $0.2 million increase in stock based compensation. We do not expect to incur any additional legal and accounting fees related to the financial review and restatement in future periods. However, we do expect continued contractor expense as we enhance our internal controls and transition certain functions to permanent employees.

Amortization of Intangible Assets.

Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets.

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Amortization of intangible assets	$232	$176	$56	31.8%
Amortization of intangible assets as a percentage of total revenues	0.4%	0.3%	0.1%

Other income(expense).

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Other income(expense), net	$1,471	$755	$716	94.8%

Other income increased during the six months ended December 31, 2005 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the six months ended December 31, 2005 and January 1, 2005, we recorded a provision for income taxes of $0.1 million, primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions. During the six months ended December 31, 2005, we also recorded amortization of a deferred tax liability related to goodwill of $0.2 million.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents. Our ability to generate cash from operations is dependent upon our ability to generate revenue from licensing of our software and providing related services, as well as our ability to manage our operating costs and net assets. A decrease in the demand for our software and related services or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	July 2, 2005
Cash and cash equivalents	$98,556	$107,677	$(9,121)	(8.5)%
Working capital	$71,551	$79,386	$(7,835)	(9.9)%

During the six months ended December 31, 2005, our cash and cash equivalents and working capital decreased primarily due to our loss from operations.

The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	December 31, 2005	January 1, 2005
Net cash used in operating activities	$(9,284)	$(4,468)	$(4,816)	(107.8)%
Net cash used in investing activities	$(427)	$(7,239)	$6,812	94.1%
Net cash provided by (used in) financing activities	$1,179	$(113)	$1,292	1143.4%

	Three Months Ended
	December 31, 2005	January 1, 2005
Days sales outstanding	65	83

Net cash used in operating activities during the six months ended December 31, 2005 resulted primarily from our net loss, decreases in accrued expenses, which includes the payment of expenses related to the financial review and restatement and certain personnel related costs, a decrease in deferred revenues due primarily to the timing of maintenance renewals of various customers around the world, and an increase in prepaid expenses due to the deferral of costs related to certain deferred revenues. These uses of cash were partially offset by a reduction in accounts receivable due to lower revenues and improved collections, and non-cash depreciation, amortization and stock based compensation. Net cash used in operating activities during the six months ended January 1, 2005 resulted primarily from our net loss, a decrease in deferred revenues due to the timing of maintenance renewals of various customers around the world, and an increase in accounts receivable due to an increase in revenues. These uses were partially offset by non-cash depreciation and amortization expenses as well as an increase in accrued expenses.

Net cash used in investing activities for the six months ended December 31, 2005 reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.6 million. Net cash used in investing activities for the six months ended January 1, 2005 reflects net cash payments related to acquisitions aggregating approximately $6.5 million and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.9 million.

Net cash provided by financing activities for the six months ended December 31, 2005 includes proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $0.4 million and $0.7 million, respectively. Net cash used in financing activities for the six months ended January 1, 2005 includes proceeds from both stock option exercises and purchases of common stock under our employee stock purchase plan of $0.7 million each. Additionally, net cash used in financing activities for the six months ended January 1, 2005 includes the $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition.

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FAS Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS 154 will be effective for the Company beginning in fiscal year 2007. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

Commitments and Contractual Obligations

Our commitments and contractual obligations that we guarantee or for which we owe minimum fees primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software, and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations that we guarantee or for which we have minimum fees due consisted of the following as of December 31, 2005:

(In thousands)	Remainder of 2006	2007	2008	2009	2010	Thereafter
Leases	$2,389	$3,593	$2,896	$2,132	$1,878	$968
Development agreements	1,440	—	—	—	—	—
Minimum royalty fees	179	13	—	—	—	—
Other contractual arrangements	300	561	2	—	—	—

	$4,308	$4,167	$2,898	$2,132	$1,878	$968

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 39.3%, 35.8% and 40.9% of our total revenues for the six months ended December 31, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. In addition, approximately 26.5%, 26.6% and 29.0% of our expenses for the six months ended December 31, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. At December 31, 2005 and July 2, 2005, approximately 26.4% and 23.9%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income(expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At December 31, 2005 and January 1, 2005, we had no forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We primarily invest in diversified United States and international money market mutual funds and United States

Treasury and agency securities. At December 31, 2005, we had $69.9 million and $17.7 million invested in the United States and Continental Europe, respectively. At December 31, 2005, the weighted average interest rate on our investments was 3.74% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting referenced below in this Quarterly Report on Form 10-Q and as described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission on November 9, 2005, our disclosure controls and procedures were not effective as of December 31, 2005 to ensure that the information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

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

During the quarter ended July 2, 2005, we made changes, described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and assist us in remediating these weaknesses:

•	We established a new policy that required that all sales personnel certify as to the awareness of any unauthorized arrangements and other commitments with customers.

•	We established a new policy that required all sales personnel to certify on a transaction by transaction basis whether they are aware of any unauthorized arrangements and other commitments with customers.

•	We amended our existing indirect channel revenue recognition policy and related written confirmation process to require additional information regarding terms and conditions between the indirect channel partner and the related end user, certain additional end user information and a copy of certain arrangements between the end user and the indirect channel partner.

•	We evaluated and began to implement more comprehensive procedures for the timely detection, prevention, and mitigation of improper activities.

•	We engaged a professional foreign language translation firm and used certain technology to assist in the independent translation of certain transactional documents and other foreign language arrangements.

During the three months ended October 1, 2005, we made further changes, described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and assist us in remediating these weaknesses:

•	We modified our revenue recognition policy and required all sales and professional services personnel to certify their understanding and awareness of the policy which, among other things, provides that no employee may engage in verbal or written side agreements.

•	We implemented a new policy of obtaining certification from sales personnel and management on a quarterly basis that they are not aware of any side agreements or concessions, in addition to our existing procedure of obtaining such certification from sales personnel on a transaction by transaction basis.

•	We modified our code of business conduct and provided specific training for all of our senior management and training for other members of management and personnel. We trained substantially all employees on a worldwide basis on the changes to our code of conduct and reiterated the pre-existing requirements regarding conduct and obligations to report violations.

•	We terminated the employment of certain employees who were found to have violated our policies and procedures.

•	We established a strategic partner committee and evaluated our relationships with each of our Japanese resellers, including reviewing arrangements with them to ensure that they are providing to us accurate documentation as required by our revenue recognition policy.

•	We produced Japanese language versions of the revised code of business conduct and conducted in-person training for all Japanese employees.

•	We instituted additional reporting mechanisms for the submission of information relating to a violation of our code of business conduct and implemented electronic tracking software to monitor the execution of, and questions regarding, the code of business conduct and quarterly certifications.

•	We adopted new internal guidelines relating to communications with the Audit Committee.

•	We modified the procedures under which the appropriate persons within our global management team will have greater levels of involvement in, and oversight of, international operations.

•	We engaged an experienced financial consulting firm to assist us in providing additional financial and accounting services to review financial activities and transactions at various international locations.

•	We modified our software license transaction certification, which is provided for each software license transaction to assist in detecting issues that may impact revenue recognition.

•	We began to conform certain finance and administration functions in Japan to that currently used for our other subsidiaries using corporate shared services.

During the three months ended December 31, 2005, we made further changes, described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and assist us in remediating these weaknesses:

•	We implemented new revenue recognition policies and procedures to document, evaluate and account for the multiple elements of and arrangements with our customers.

•	We engaged senior finance professionals to assist in the oversight, evaluation and execution of our revenue related activities.

•	We implemented a new certification process for employees who report to the members of our disclosure committee to ensure important business arrangements and issues and violations of our policies and procedures are promptly reported to members of our disclosure committee.

•	We provided revenue recognition training to substantially all employees.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 2, 2005, plaintiffs holding shares of MatrixOne, Inc. common stock filed a lawsuit in the Delaware Court of Chancery against MatrixOne’s board of directors: Oliver Press Partners, LLC, Davenport Partners, L.P., Pierson Partners, L.P., and Sidus Investment Management v. W. Patrick Decker, Gregory R. Beecher, Daniel J. Holland, Mark F. O’Connell, David G. DeWalt, and Charles R. Stuckey, Jr., C.A. No. 1817-N (Del. Ch.). Plaintiffs challenge the application of the Company’s advance notice bylaw, adopted in March 2000, that requires that nominations to MatrixOne’s board of directors be submitted within a specified period prior to MatrixOne’s annual meeting of stockholders (the “Advance Notice Bylaw”). On December 2, 2005, plaintiffs purported to nominate a slate of two directors for election at MatrixOne’s 2005 annual meeting, which was scheduled to occur December 22, 2005. Because the Advance Notice Bylaw operated to prevent a vote on plaintiffs’ alternative slate of directors at the annual meeting, plaintiffs alleged that the Advance Notice Bylaw was unreasonable and that the directors breached their fiduciary duties of loyalty and care to plaintiffs by adopting and applying the Advance Notice Bylaw. Plaintiffs sought a declaration that the Advance Notice Bylaw is invalid and inequitable as applied to them, a declaration that their slate of directors is valid and must be voted on at the 2005 annual meeting, and an order compelling the rescheduling of the annual meeting to January 2006. At the same time that plaintiffs filed their complaint, they also filed a motion to expedite proceedings, seeking expedited discovery and trial proceedings in advance of the December 22, 2005 annual meeting. On December 6, 2005, the court denied plaintiffs’ motion and ordered the parties to confer upon and submit a scheduling order. The director defendants have answered plaintiffs’ complaint, and discovery has commenced. Although we were not as a company named in the complaint, we have agreed to indemnify the directors pursuant to Delaware law and our Amended and Restated By-laws.

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

ITEM 1A: RISK FACTORS

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

We have Identified Material Weaknesses in Our Disclosure Controls and Procedures and Our Internal Control Over Financial Reporting as of July 2, 2005 that, if Not Remedied Effectively, Could Result in Material Misstatements in our Financial Statements in Future Period

As a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005. For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth fiscal quarter of 2005 and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed on November 9, 2005 as well as Item 4 included herein. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $9.0 million, $20.3 million and $12.4 million in the six months ended December 31, 2005, fiscal 2005 and fiscal 2004, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $137.1 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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

In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and services, including seasonal differences;

•	changes in the mix of our software license and service revenues;

•	changes in the mix of the licensing of our Matrix PLM Platform, Business Process Applications, Enterprise Integration and Accelerator software products;

•	the amount of royalty payments due to third-parties on our Business Process Applications, Enterprise Integration and Accelerator software products;

•	changes in the mix of domestic and international revenues;

•	variability in the mix of professional services performed by us and systems integrators;

•	the amount of training we provide to systems integrators and Alliance Partners related to our products and their implementation; and

•	the application of complex revenue recognition rules for customer arrangements.

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

In addition, we believe that our future success is dependent upon expansion of our indirect global distribution channel, which consists of our relationships with a variety of systems integrators, complementary technology vendors and distributors. Certain distribution partners have misrepresented transactions in the past, and failure to comply with our policies and procedures is a basis for breach and termination of the distribution agreement. We cannot be certain that we will be able to maintain our current relationships or establish relationships with additional distribution partners on a timely basis, or at all. Our distribution partners may not devote adequate resources to promoting or selling our products and may not be successful. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts. Any failure to maintain or expand our indirect global distribution channel or increase the productivity of this distribution channel could result in lower than anticipated revenues.

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 39.3%, 35.8% and 40.9% of our total revenues for the six months ended December 31, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. In addition, approximately 26.5%, 26.6% and 29.0% of our expenses for the six months ended December 31, 2005, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. At December 31, 2005 and July 2, 2005, approximately 26.4% and 23.9%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the six months ended December 31, 2005, our stock price fluctuated between a low bid price of $4.36 per share and a high bid price of $5.84 per share, and during fiscal 2005, our stock price fluctuated between a low bid price of $3.87 per share and a high bid price of $7.08 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through December 31, 2005, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $13.0 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain businesses and technology aggregating $6.6 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $23.1 million of working capital to support our operations.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Boston, Massachusetts on December 22, 2005. Of the 51,897,343 shares outstanding as of the record date, 48,886,580 shares were present or represented by proxy at the meeting. The following actions were voted upon at the meeting: (i) to elect three members to the Board of Directors as Class III Directors to serve for a three-year term and until a successor has been duly elected and qualified or until the earlier of death, resignation or removal: Mark F. O’Connell - For 28,378,057, Withheld 20,508,523; David G. DeWalt - For 29,372,062, Withheld 19,514,518; Charles R. Stuckey, Jr. – For 28,436,669, Withheld 20,449,911: (ii) to approve an amendment to the Company’s 2000 Employee Stock Purchase Plan, increasing the number of shares of Common Stock of the Company authorized for issuance under the plan from 2,000,000 to 3,000,000 – For 32,668,351, Against 4,924,795, Abstain 3,171,179, No Vote 8,122,255: and (iii) to ratify the selection of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending July 1, 2006: For 45,432,099, Against 300,690, Abstain 3,153,791.

The term of office for the following directors continued after the meeting: Gregory R. Beecher (Class II), W. Patrick Decker (Class I), and Daniel J. Holland (Class II).

ITEM 5: OTHER INFORMATION

In the supplement dated December 13, 2005 to the proxy statement for the 2005 Annual Meeting of Stockholders of the Company, the Company announced that it will consider recommendations from stockholders made in writing under its existing procedures on or before February 15, 2006 for the current vacancy in the class of Directors whose terms expire at the 2006 Annual Meeting of Stockholders.

ITEM 6: EXHIBITS

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: February 8, 2006	By:	/s/ Gary D. Hall
Gary D. Hall
Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002