Form 10-Q/A
period 2005-12-31
MATRIXONE INC
filed 2006-02-21
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 16, 2006 there were 52,245,552 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

MatrixOne, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2006, for the sole purpose of correcting inadvertent omissions from the Rule 13a-14(a)/15d-14(a) certifications. This Amendment No. 1 on Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

TABLE OF CONTENTS

Exhibit Index

Exhibit 31.3    Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.4    Rule 13a-14(a)/15d-14(a) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIXONE, INC.

Dated: February 21, 2006	By:	/S/ GARY D. HALL
Gary D. Hall Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4	Rule 13a-14 (a)/15d-14(a) Certification of Chief Financial Officer