Form 10-Q
period 2006-04-01
MATRIXONE INC
filed 2006-05-03
CIK 786998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

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

As of May 1, 2006, there were 52,673,746 shares of common stock, $0.01 par value per share, outstanding.

MATRIXONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 1, 2006

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MATRIXONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 1, 2006	July 2, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,662	$107,677
Accounts receivable, less allowance for doubtful accounts of $691 and $747	31,589	28,620
Prepaid expenses and other current assets	6,816	8,822

Total current assets	138,067	145,119
PROPERTY AND EQUIPMENT, NET	5,144	6,096
GOODWILL	11,911	11,929
OTHER INTANGIBLE ASSETS, NET	6,699	7,645
OTHER ASSETS	1,686	2,171

	$163,507	$172,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,596	$5,941
Accrued expenses	18,871	22,752
Deferred revenue	35,553	37,040

Total current liabilities	61,020	65,733

LONG TERM LIABILITIES:
Long term deferred revenue	2,589	5,163
Long term deferred tax liability	519	282

Total long term liabilities	3,108	5,445

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value per share, 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized; 52,417 and 51,771 shares issued and outstanding	524	518
Additional paid-in capital	231,167	227,489
Accumulated deficit	(134,348)	(128,088)
Accumulated other comprehensive income	2,036	1,863

Total stockholders’ equity	99,379	101,782

	$163,507	$172,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
REVENUES:
Software license	$16,688	$7,789	$34,409	$35,647
Service	27,004	19,227	68,528	55,892

Total revenues	43,692	27,016	102,937	91,539

COST OF REVENUES:
Software license	1,667	653	2,764	3,067
Amortization of purchased technology	199	199	598	531
Service (1)	15,065	12,115	39,482	35,688

Total cost of revenues	16,931	12,967	42,844	39,286

GROSS PROFIT	26,761	14,049	60,093	52,253

OPERATING EXPENSES:
Selling and marketing (1)	11,496	10,271	31,373	31,974
Research and development (1)	7,169	7,795	21,203	21,530
General and administrative (1)	5,819	2,738	15,239	8,020
Amortization of intangible assets	116	121	348	297

Total operating expenses	24,600	20,925	68,163	61,821

INCOME(LOSS) FROM OPERATIONS	2,161	(6,876)	(8,070)	(9,568)

OTHER INCOME(EXPENSE):
Interest income	848	548	2,342	1,346
Other income(expense), net	(36)	(50)	(59)	(93)

Total other income(expense)	812	498	2,283	1,253

INCOME(LOSS) BEFORE INCOME TAXES	2,973	(6,378)	(5,787)	(8,315)
PROVISION FOR INCOME TAXES	179	155	473	263

NET INCOME(LOSS)	$2,794	$(6,533)	$(6,260)	$(8,578)

BASIC NET INCOME(LOSS) PER SHARE	$0.05	$(0.13)	$(0.12)	$(0.17)

DILUTED NET INCOME(LOSS) PER SHARE	$0.05	$(0.13)	$(0.12)	$(0.17)

SHARES USED IN COMPUTING:
BASIC NET INCOME(LOSS) PER SHARE	52,269	51,566	52,024	51,079

DILUTED NET INCOME(LOSS) PER SHARE	54,799	51,566	52,024	51,079

________ (1) The following summarizes the allocation of stock based compensation included in the costs and expenses noted above:

Cost of service revenues	$181	$—	$460	$—
Selling and marketing	289	—	618	—
Research and development	148	—	408	—
General and administrative	98	—	278	—

Total stock based compensation	$716	$—	$1,764	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 1, 2006	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,260)	$(8,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,730	2,343
Amortization of purchased technology and intangible assets	946	829
Stock based compensation	1,764	—
Reduction in doubtful accounts	(56)	(125)
Provision for deferred income taxes	240	—
Changes in assets and liabilities, net of business combination:
Accounts receivable	(3,018)	937
Prepaid expenses and other current assets	2,095	(2,811)
Accounts payable	650	76
Accrued expenses	(3,379)	(232)
Deferred revenues	(4,164)	1,333

Net cash used in operating activities	(9,452)	(6,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(781)	(1,386)
Other assets	395	(60)
Cash paid for business combinations, net of cash acquired of $0 and $790	—	(6,564)

Net cash used in investing activities	(386)	(8,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit assumed in business combination	—	(1,512)
Proceeds from stock option exercises	1,186	764
Proceeds from purchases of common stock under employee stock purchase plan	734	666

Net cash provided by (used in) financing activities	1,920	(82)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(97)	896

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,015)	(13,424)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,677	118,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,662	$104,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$149	$208

Issuance of common stock in business combination	$—	$12,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of MatrixOne, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation. The operating results for the three and nine month periods ended April 1, 2006 may not be indicative of the results expected for any succeeding quarter or for the entire fiscal year ending July 1, 2006.

On March 1, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dassault Systèmes Corp, a Delaware corporation (“Dassault Systèmes”), and DS Newco Corp., a Delaware corporation and a wholly owned subsidiary of Dassault Systèmes (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Dassault Systèmes (the “Merger”). The Merger Agreement is subject to approval by the Company’s stockholders. The accompanying condensed consolidated financial statements do not include any adjustments or disclosures that may be required upon consummation of the merger. See Note 2 to these condensed consolidated financial statements for further information.

The Company operates on a 52 or 53 week fiscal year that ends on the Saturday closest to June 30th and on thirteen or fourteen week fiscal quarters that end on the Saturday closest to September 30th, December 31st and March 31st. Both the three and nine month periods ended April 1, 2006 and April 2, 2005 had 13 and 39 weeks, respectively. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The Company primarily provides the following four types of software license arrangements:

•	Perpetual software license—The Company recognizes software license revenues from perpetual licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Two year or more time based license - The Company recognizes software license revenues from two year or more time based licenses under the residual method upon execution of a signed software license agreement, delivery of the software to a customer and determination that collection of a fixed or determinable license fee is probable;

•	Less than two year time based license - The Company recognizes software license revenues from less than two year time based licenses ratably over the period of the license arrangement. Since the Company does not have vendor specific objective evidence of fair value for maintenance and customer support services for such arrangements, both the software license and maintenance and customer support services fees are included in software license revenues; and

•	Revenue sharing, royalty and subscriber arrangements with and through third-parties – The Company recognizes revenue sharing, royalty and subscriber arrangements with and through third-parties as software license revenue when they are fixed or determinable, generally upon receipt of a statement from the third-party and determination that collection of the fixed or determinable license fee is probable.

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

The following sets forth the details of total deferred revenue:

	As of
	April 1, 2006	July 2, 2005
Deferred maintenance revenue	$26,418	$21,833
Deferred software license revenue	9,269	15,808
Deferred professional services revenue	2,455	4,562

Total deferred revenue	$38,142	$42,203

Stock Based Compensation

Pursuant to the Company’s Third Amended and Restated 1996 Stock Plan (the “1996 Plan”) and the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”), the Company may grant incentive and nonqualified stock options, stock issuances and opportunities to make direct purchases of stock to employees, directors, officers or consultants of the Company. Pursuant to the Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may purchase common stock under the Purchase Plan at 85% of the lessor of the average market price of the Company’s common stock on the first or last day of the applicable six month payment period. On December 22, 2005, the stockholders of the Company approved an amendment to

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

the Purchase Plan to increase the number of shares of common stock that may be issued pursuant to the Purchase Plan by 1,000 shares to 3,000 shares of common stock in the aggregate. Shares allocated for issuance are 13,950, 8,000, and 3,000 for the 1996 Plan, the 1999 Plan and the Purchase Plan, respectively. Options granted generally vest over four years, except for options subject to accelerated vesting as described below, and expire no later than ten years from the date of the grant.

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company’s financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three and nine months ended April 2, 2005 includes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R). During the three and nine months ended April 1, 2006, the Company recorded stock based compensation expense of $716 and $1,764, respectively, in accordance with SFAS 123(R).

The following sets forth the impact of the adoption of SFAS 123(R) on the Company’s net income(loss) for the three and nine months ended April 1, 2006:

	Three Months Ended	Nine Months Ended
	April 1, 2006	April 1, 2006
NET LOSS:
Net income(loss), as reported	$2,794	$(6,260)
Add:
Stock-based compensation expense pursuant to SFAS 123(R)	716	1,764

Net income(loss), excluding stock based compensation	$3,510	$(4,496)

BASIC AND DILUTED NET LOSS PER SHARE:
Basic net income(loss) per share, as reported	$0.05	$(0.12)
Diluted net income(loss) per share, as reported	$0.05	$(0.12)
Basic net income(loss) per share, excluding stock based compensation	$0.07	$(0.09)
Diluted net income(loss) per share, excluding stock based compensation	$0.06	$(0.09)

Commencing in the first quarter of fiscal 2006, the Company began recording stock based compensation using the fair value method pursuant to SFAS 123(R). Prior to the first quarter of fiscal 2006, the Company recorded stock based compensation issued to employees and directors using the intrinsic value method and stock based compensation issued to non-employees using the fair value method. Stock based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three and nine months ended April 2, 2005, no stock based compensation was recorded under the intrinsic value method.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The fair value of stock options granted during the periods indicated has been determined using the Black-Scholes option pricing model and the assumptions set forth below. The assumptions used by the Company for the three and nine months ended April 1, 2006 were developed with the assistance of an independent appraisal firm, from which the Company has received a report.

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Risk-free interest rate	4.20%	3.55-4.04%	4.20%	3.10-4.04%
Expected dividend yield	None	None	None	None
Expected life	4.6 Years	4 Years	4.6 Years	3-4 Years
Expected volatility	65%	61%	65%	61%-90%
Expected forfeiture rate	33%	—	33%	—

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

Based on the above assumptions, the weighted-average fair value of shares subject to purchase under the employee stock purchase plan for the three months ended April 1, 2006 was $1.68. No stock option grants were made during the three months ended April 1, 2006. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the nine months ended April 1, 2006 were $2.58 and $1.53, respectively.

The following is a summary of the status of the Company’s stock options as of April 1, 2006 and the stock option activity for all stock option plans during the nine months ended April 1, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at July 2, 2005	11,536	$6.15
Granted	45	$5.00
Exercised	(450)	$2.63
Forfeited	(483)	$5.27

Outstanding at April 1, 2006	10,648	$6.34	5.91	$8,776

Vested and expected to vest at April 1, 2006	10,125	$6.39	6.16	$7,796

Exercisable at April 1, 2006	9,062	$6.54	5.57	$5,581

(1)	The aggregate intrinsic value was calculated based on the positive difference between the closing price of our common stock on March 31, 2006 of $7.16 and the exercise price of the underlying options.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The total intrinsic value of options exercised was $1,412.

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

As of April 1, 2006, there was unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan totaling $3,323. This compensation cost is expected to be recognized over a weighted-average period of 2.26 years.

Had compensation expense for all stock options been determined based on fair value as prescribed by SFAS 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share for the three and nine months ended April 2, 2005 would have been as follows:

	Three Months Ended	Nine Months Ended
	April 2, 2005	April 2, 2005
NET LOSS:
Net loss, as reported	$(6,533)	$(8,578)
Include:
Stock based compensation expense related to stock options using the fair value the fair value method	(2,576)	(8,660)
Stock based compensation expense related to the Company’s Employee Stock Purchase Plan using the fair value method	(134)	(395)

Pro forma net loss	$(9,243)	$(17,633)

BASIC AND DILUTED NET LOSS PER SHARE:
As reported:
Basic and diluted net loss per share	$(0.13)	$(0.17)
Pro forma:
Basic and diluted net loss per share	$(0.18)	$(0.35)

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Note 2: Agreement and Plan of Merger

On March 1, 2006, the Company entered into the Merger Agreement with Dassault Systèmes. At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company (“MatrixOne Common Stock”) will be converted into the right to receive $7.25 in cash. Also, at the effective time of the Merger, each outstanding option to purchase MatrixOne Common Stock, whether or not then exercisable or vested, will be cancelled in consideration for a cash payment equal to the excess of (i) $7.25 over (ii) the per share exercise price of such stock option, multiplied by the number of shares of MatrixOne Common Stock subject to such stock option. Due to the status of the regulatory and required stockholder approvals and the related uncertainty as of April 1, 2006, the Company has not recorded a liability related to the potential cash payment for certain stock options as of April 1, 2006.

Consummation of the Merger is subject to several closing conditions, including the adoption of Merger Agreement by the stockholders of the Company and the receipt of antitrust approvals or the expiration of applicable waiting periods in certain jurisdictions as discussed below. The Merger is currently expected to close during the second quarter of calendar 2006 subject to the satisfaction of the closing conditions. The Merger has been unanimously approved by the Company’s Board of Directors.

The Merger Agreement contains certain termination rights for both the Company and Dassault Systèmes and provides that in certain specified circumstances, the Company must pay Dassault Systèmes a termination fee of $14,000 and up to $2,000 in reimbursement of certain expenses.

On April 19, 2006, the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the proposed merger expired. Additionally, the Federal Cartel Office in Germany has issued a letter confirming the clearance of the planned acquisition pursuant to Germany’s Act Against Restraints of Competition. The Company does not believe any additional regulatory filings are required related to the proposed merger. In addition, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission setting the date of the special stockholder meeting for May 10, 2006 to allow stockholders to vote on the adoption of the merger agreement.

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

The significant components of the exit plan, cash payments and remaining accrual as of April 1, 2006 were as follows:

	Employee Severance and Fringe Benefits	Facilities and Other Associated Costs	Total
Exit plan costs	$641	$165	$806
Non-cash adjustment	(29)	(16)	(45)
Cash payments	(491)	(149)	(640)

Accrual balance as of July 2, 2005	121	—	121
Cash payments	(121)	—	(121)

Accrual balance as of April 1, 2006	$—	$—	$—

The non-cash adjustment of $29 represents the reversal of certain severance and other employee benefits related to the retention of two employees previously planned to be terminated. The non-cash adjustment of $16 related to facilities and other associated costs represents an adjustment to the estimated costs incurred in vacating the Synchronicity facility.

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

Nine Months Ended
April 2, 2005
Pro forma total revenues	$92,701
Pro forma net loss	$(9,322)
Pro forma basic and diluted net loss per share	$(0.18)

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

On November 12, 2004, the Company acquired certain intangible assets of Centor Software Corporation (“Centor”) for cash consideration of $1,750 (the “Centor acquisition”). Centor is a provider of software for documenting and validating regulatory compliance with the European Union directives that target banned substances and recycling for the automotive and electronics industries. The acquired intangible assets include certain existing technology, customer contracts and related customer relationships and technology agreements, and all trademarks and trade names. The Centor acquisition added new solutions for regulatory compliance to the solutions portfolio of the Company and expanded the Company’s customer base. The transaction was accounted for as a business combination using the purchase method of accounting and, accordingly, the results of operations of Centor are included in the Company’s unaudited condensed consolidated statements of operations for all periods subsequent to the acquisition date.

Note 4. Goodwill and Other Intangible Assets, Net

Other intangible assets, net were comprised of the following as of April 1, 2006:

Identified Intangible Asset	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology
Core technology	7	$3,780	$(900)	$2,880
Application technology – DesignSync	4	710	(296)	414
Application technology – ProjectSync	3	240	(133)	107

Total developed technology		4,730	(1,329)	3,401

Customer contracts and related customer relationships—Synchronicity	10	3,600	(600)	3,000
Customer contracts and related customer relationships—Centor	5	210	(58)	152
Trademarks and trade names	4	250	(104)	146

		4,060	(762)	3,298

Total		$8,790	$(2,091)	$6,699

For the three and nine months ended April 1, 2006, amortization expense related to identified intangible assets was $315 and $946, respectively, of which $199 and $598, respectively, was related to developed technology and included in cost of revenues and $116 and $348 as related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses. For the three and nine months ended April 2, 2005, amortization expense related to identified intangible assets was $320 and $828, respectively, of which $199 and $531, respectively, was related to developed technology and included in cost of revenues and $121 and $297, respectively, was related to customer contracts and related customer relationships and trademarks and trade names and included in operating expenses.

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

The following is the estimated future amortization expense related to other intangible assets as of April 1, 2006:

Fiscal Year
Remainder of 2006	$316
2007	1,262
2008	1,188
2009	962
2010	916
2011	900
Thereafter	1,155

Total	$6,699

The following sets forth changes to goodwill for the nine months ended April 1, 2006:

Goodwill balance as July 2, 2005	$11,929
Adjustment to goodwill related to the Centor Acquisition	(18)

Goodwill balance as of April 1, 2006	$11,911

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

Accrual balance as of July 2, 2005	$250
Net provisions for warranty charged to cost of services during the nine months ended April 1, 2006	127
Payments made (in kind or in cash) during the nine months ended April 1, 2006	(227)

Accrual balance as of April 1, 2006	$150

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Consummation of the proposed settlement is conditioned upon obtaining final approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SLA and MSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights of its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of April 1, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLA and MSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. However, the Company does not believe any amounts would be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

MATRIXONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(In thousands, except per share amounts)

Potentially dilutive common stock options aggregating 5,012 and 11,633 shares for the three months ended April 1, 2006 and April 2, 2005, respectively, and 10,651 and 11,892 shares for the nine months ended April 1, 2006 and April 2, 2005, respectively, have been excluded from the computation of diluted net income(loss) per share because their inclusion would be antidilutive.

The following represents a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Numerator:
Net income(loss)	$2,794	$(6,533)	$(6,260)	$(8,578)

Denominator:
Weighted-average common shares outstanding	52,269	51,566	52,024	51,079
Effect of dilutive securities:
Employee stock options	2,476	—	—	—
Employee stock purchase plan	54	—	—	—

Weighted-average shares assuming dilution	54,799	51,566	52,024	51,079

Basic net income(loss) per share	$0.05	$(0.13)	$(0.12)	$(0.17)

Diluted net income(loss) per share	$0.05	$(0.13)	$(0.12)	$(0.17)

Note 8. Comprehensive Income(Loss)

Comprehensive income(loss) includes net income(loss) and other changes in stockholders’ equity, except for stockholders’ investments and distributions, repurchases of common stock and deferred stock based compensation. The components of comprehensive income(loss) were as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net income(loss)	$2,794	$(6,533)	$(6,260)	$(8,578)
Foreign currency translation adjustments	455	(829)	173	882

Comprehensive income(loss)	$3,249	$(7,362)	$(6,087)	$(7,696)

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

Note 10: Recently Issued Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FAS Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS 154 will be effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board issued a Staff Position related to FAS 123(R) and cash settlement of options upon the occurrence of a contingent event. As part of the Agreement and Plan of Merger described in Note 2, the Company’s stock options will be settled in cash upon closing of the merger. However, due to the number of unsatisfied requirements, including regulatory clearance and stockholder approval, existing at April 1, 2006, the Company determined that settlement of the options in cash was not probable at April 1, 2006 and therefore, the options have not been recorded as a liability in the Company’s financial statements as of April 1, 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report on Form 10-Q by the phrases “anticipates,” “believes,” “expects,” “plans” and similar phrases (as well as other words or expressions referencing future events, conditions or circumstances). Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the factors set forth in “Risk Factors” beginning on page 48 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

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

On March 1, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dassault Systèmes Corp, a Delaware corporation (“Dassault Systèmes”), and DS Newco Corp., a Delaware corporation and a wholly owned subsidiary of Dassault Systèmes (“Merger Sub”), pursuant to which Merger Sub will be merged with and into MatrixOne, Inc., with the MatrixOne continuing after the merger as the surviving corporation and as a wholly owned subsidiary of Dassault Systèmes (the “Merger”). At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of MatrixOne, Inc. (“MatrixOne Common Stock”) will be converted into the right to receive $7.25 in cash. Also, at the effective time of the Merger, each outstanding option to purchase MatrixOne Common Stock, whether or not then exercisable or vested, will be cancelled in consideration for a cash payment equal to the excess of (i) $7.25 over (ii) the per share exercise price of such company stock option, multiplied by the number of shares of MatrixOne Common Stock subject to such stock option. Due to the status of the regulatory and required stockholder approvals and the related uncertainty as of April 1, 2006, we did not record a liability related to the potential cash payment for certain stock options as of April 1, 2006.

Consummation of the Merger is subject to several closing conditions, including the adoption of the Merger Agreement and approval of the Merger by the stockholders of MatrixOne and the receipt of antitrust approvals or the expiration of applicable waiting periods in certain jurisdictions. The Merger is currently expected to close during the second quarter of calendar 2006 subject to the satisfaction of the closing conditions. The Merger has been unanimously approved by our Board of Directors.

The Merger Agreement contains certain termination rights for both the MatrixOne and Dassault Systèmes and provides that in certain specified circumstances, MatrixOne must pay Dassault Systèmes a termination fee of $14 million and up to $2 million in reimbursement of certain expenses.

On April 19, 2006, the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the proposed merger expired. Additionally, the Federal Cartel Office in Germany has issued a letter confirming the clearance of the planned acquisition pursuant to Germany’s Act Against Restraints of Competition. We do not believe any additional regulatory filings are required related to the proposed merger. In addition, we filed a Definitive Proxy Statement with the Securities and Exchange Commission setting the date of the special shareholder meeting for May 10, 2006 to allow shareholders to vote on the adoption of the merger agreement.

During the three months ended April 1, 2006, we incurred certain professional fees related to the proposed merger, which are included in general and administrative expenses, aggregating $1.4 million.

Financial Overview

We generate revenues from licensing our software and providing professional services, training and maintenance and customer support services through our offices in the United States, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands and indirectly through our Alliance Partner network throughout Europe and Asia/Pacific. Revenues by geographic region fluctuate each period based on the timing, size and number of software license and professional services transactions and the fluctuation in the value of foreign currencies relative to the U.S. Dollar. We expect our revenues by geographic region to continue to fluctuate in the future. Our total revenues by major geographic region, including exports into such regions, for the three and nine months ended April 1, 2006 and April 2, 2005 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
North America	$26,985	$13,094	$58,244	$48,446
Europe	14,072	9,991	37,468	31,641
Asia/Pacific	2,635	3,931	7,225	11,452

Total revenues	$43,692	$27,016	$102,937	$91,539

Our international subsidiaries generally invoice their customers and pay their employees and suppliers in local currency. Therefore, our revenues and expenses from these international subsidiaries, when translated to U.S. Dollars, are subject to foreign currency risk. We currently do not enter into contracts or agreements to minimize our exposure to the effects of changes in foreign currency when the results of our international subsidiaries are translated to U.S. Dollars. Accordingly, if the dollar weakens relative to foreign currencies, our revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our revenues and expenses would decrease. If the revenues from our international subsidiaries for the three and nine months ended April 1, 2006 had been translated at exchange rates for the comparable period a year ago, our total revenues would have been approximately $0.2 million and $1.2 million higher, respectively.

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

The following sets forth the details of our total deferred revenue:

	As of
(In thousands)	April 1, 2006	December 31, 2005	July 2, 2005
Deferred maintenance revenue	$26,418	$17,317	$21,833
Deferred software license revenue	9,269	15,900	15,808
Deferred professional services revenue	2,455	6,630	4,562

Total deferred revenue	$38,142	$39,847	$42,203

In fiscal 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three and nine months ended April 2, 2005 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R). (Refer to Note 1 “Summary of Significant Accounting Policies – Stock Based Compensation” to our Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Quarterly Report on Form 10-Q).

On July 1, 2005, we accelerated the vesting of substantially all outstanding, unvested “out-of-the-money” options held by employees, officers and directors with exercise prices of at least $5.75 per share, which was equal to 115% of the $5.00 closing price of the Company’s common stock on the NASDAQ National Market on June 30, 2005. The vesting of options to purchase approximately 1.8 million shares of common stock with exercise prices ranging from $5.82 per share to $19.48 per share, with a weighted average exercise price of $6.58 per share, were accelerated, including options to purchase approximately 495,000 shares held by executive officers and options to purchase 15,000 shares held by non-employee directors. The primary purpose of this vesting acceleration was to avoid recognizing stock-based compensation under SFAS 123(R) associated with these “out-of-the-money” options. In connection with the adoption with SFAS 123(R), we modified our stock option issuance practice to adjust the quantity of options granted per employee and the groups or classes of employees eligible to receive stock options.

During the three and nine months ended April 1, 2006, we recorded stock compensation expense of $0.7 million and $1.8 million in accordance with SFAS 123(R). The following summarizes the allocation of stock based compensation included in our costs and expenses:

	Three Months Ended	Nine Months Ended
(In thousands)	April 1, 2006	April 1, 2006
Cost of service revenues	$181	$460
Selling and marketing	289	618
Research and development	148	408
General and administrative	98	278

Total stock based compensation	$716	$1,764

We have incurred significant costs to develop our technology and products, market, license, sell, implement and support our products and services, and maintain an infrastructure to support our global operations. These costs have historically exceeded our total revenues. As of April 1, 2006, we had an accumulated deficit of approximately $134.3 million. If our operating expenses are higher than we anticipate or our revenues are lower than anticipated, we may incur significant net losses in fiscal 2006 and beyond.

During fiscal 2006, we incurred substantial costs related to the pending sale of the Company, which ultimately resulted in entering into an Agreement and Plan of Merger with Dassault Systèmes on March 1, 2006. The total costs incurred to date in relation to the proposed sale of the Company were $1.4 million.

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

Allowance for Doubtful Accounts

We periodically assess the collectibility of customer accounts receivable. We maintain an allowance for estimated losses resulting from uncollectible customer accounts receivable. In estimating this allowance, we consider customer specific factors such as historical collection experience, current credit worthiness, the aggregate amount due, age of the receivable and general economic conditions that may affect a customer’s ability to pay. We also consider factors such as the overall balance and aging of our accounts receivable, as well as customer and geographic concentrations. Actual customer collections could differ materially from our estimates. The use of different estimates or assumptions could produce a materially different allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowance for doubtful accounts was approximately $0.7 million at April 1, 2006 and July 2, 2005, respectively.

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

We estimate our professional services warranty liability based on historical activity. Warranty expense is included in cost of services. If our actual warranty activities differ from these estimates, revisions to the estimated warranty liability would be required and result in additional charges to cost of services. We primarily satisfy our warranty obligations by providing in-kind services. Our warranty accrual was $0.2 million and $0.3 million at April 1, 2006 and July 2, 2005, respectively. For additional information regarding the activity related to our warranty accrual, refer to Note 5 “Professional Services Warranty” to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Stock Based Compensation

In fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in our financial statements at their fair value. SFAS 123(R) requires us to estimate future forfeitures of stock based compensation, while the pro forma disclosure for the three and nine months ended April 1, 2005 includes only those options that had been forfeited during that period. We have continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and have elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

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

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenues:
Software license	38.2%	28.8%	33.4%	38.9%
Service	61.8	71.2	66.6	61.1

Total revenues	100.0	100.0	100.0	100.0

Cost of Revenues:
Software license	3.8	2.4	2.7	3.4
Amortization of purchased technology	0.5	0.7	0.6	0.6
Service	34.5	44.9	38.4	39.0

Total cost of revenues	38.8	48.0	41.7	43.0

Gross profit	61.2	52.0	58.3	57.0

Operating Expenses:
Selling and marketing	26.3	38.0	30.5	34.9
Research and development	16.4	28.9	20.6	23.5
General and administrative	13.3	10.1	14.8	8.8
Amortization of intangible assets	0.3	0.4	0.3	0.3

Total operating expenses	56.3	77.4	66.2	67.5

Income(Loss) from Operations	4.9	(25.4)	(7.9)	(10.5)
Other income(expense), net	1.9	1.8	2.3	1.4

Income(Loss) Before Income Taxes	6.8	(23.6)	(5.6)	(9.1)
Provision for income taxes	0.4	0.6	0.5	0.3

Net Income(Loss)	6.4%	(24.2)%	(6.1)%	(9.4)%

Comparison of the Three Months Ended April 1, 2006 and April 2, 2005

Software license revenues. We derive our software license revenues principally from licensing our suite of software products including our Matrix PLM Platform, Business Process Applications, Enterprise Integration offerings, and MatrixOne Accelerators.

Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	April 1, 2006	April 2, 2005
Matrix PLM Platform	$4,415	$2,455	$1,960	79.8%
Business Process Applications and MatrixOne Accelerators	9,094	4,253	4,841	113.8%
Enterprise Integrations	3,179	1,081	2,098	194.1%

Total software license revenues	$16,688	$7,789	$8,899	114.3%

Number of software license transactions recognized(1)	70	64	6	9.4%
Number of software license transactions in excess of $1.0 million recognized(1)	2	—	2	100.0%

_________

(1)      Excludes transactions recognized on a ratable basis.

Software license revenues by geographic region fluctuate each period based on the timing, size and number of software license transactions. We report software license revenues in the geographic region of the customer placing the software license order. However, the customer may deploy software licenses in other geographic regions. Software license revenues by geographic region for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
North America	$11,301	$2,081	$9,220	443.1%
Europe	4,578	3,583	995	27.8%
Asia/Pacific	809	2,125	(1,316)	(61.9)%

Total software license revenues	$16,688	$7,789	$8,899	114.3%

Software license revenues increased during the three months ended April 1, 2006 due to the recognition of certain previously deferred software license transactions, an increase in the number of software license transactions, higher average software license transaction values and an increase in the number of software license transactions over $1.0 million due to improvement in technology spending, improvement in both the number and value of transactions with new customers, and significant expansions of existing customer implementations.

During the three months ended April 1, 2006, we recognized previously deferred software license transactions with six customers aggregating $4.2 million that met the applicable revenue recognition criteria during the period. Software license revenues for the three months ended April 1, 2006 also included the recognition of various previously deferred software license transactions such as the amortization of time based software licenses, software license revenues in Japan recognized ratably, and certain software license transactions recognized using contract accounting.

During the three months ended April 1, 2006, we recorded two software license transactions in excess of $1.0 million from customers located in North America. One was from a new customer and one was with an existing customer. Software license revenues in both North America and Europe increased during the three months ended April 1, 2006 due to the factors previously discussed, including the recognition of previously deferred software license transactions. Software license revenue in Asia/Pacific decreased due to the restructuring of our sales operations in Japan, ratable revenue recognition for software license transactions in Japan, and weakness in other regions in Asia.

Software license revenues from Matrix PLM Platform, Business Process Application and MatrixOne Accelerators and our Enterprise Integration offerings increased during the three months ended April 1, 2006 due to the factors previously discussed. Software license revenues from our MatrixOne Accelerators also increased as a result of recent introduction of our Apparel and Semiconductor Accelerators.

Service revenues. We provide services to our customers and systems integrators consisting of professional services, training and maintenance and customer support services. Our service revenues also include reimbursements received for out-of-pocket expenses incurred. Our professional services, which include implementation and consulting services, are primarily provided on a time and materials basis. Typically, our customers reimburse us for the majority of our out-of-pocket expenses incurred during the course of an engagement. We do not mark-up or add additional fees to the actual out-of-pocket expenses we incur. We also offer training services to our customers, distributors and systems integrators either in our offices throughout the world or at customer locations. Customers that license our products generally purchase annually renewable maintenance contracts, which provide customers with the right to receive unspecified software upgrades and technical support over the term of the contract. The components of our services revenues for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Maintenance revenues	$11,934	$10,196	$1,738	17.0%
Professional services revenues	14,460	8,248	6,212	75.3%
Training revenues	610	783	(173)	(22.1)%

Total service revenues	$27,004	$19,227	$7,777	40.4%

Maintenance as a percentage of service revenues	44.2%	53.0%

Service revenues increased during the three months ended April 1, 2006 due to an increase in both maintenance revenues and professional services revenues. Professional services revenues increased as a result of new consulting projects, expansion of existing consulting projects and the recognition of previously deferred professional services revenue primarily from six customers aggregating $4.7 million. Maintenance revenues increased as a result of incremental maintenance revenues related to the continued expansion of our customer base. Training revenues decreased due to the timing of new and existing customers attending training classes and customer purchases of our web-based training products.

Cost of software licenses. Cost of software licenses primarily consists of royalties paid to third-parties for certain Business Process Applications and Enterprise Integration offerings licensed to our customers and amortization of purchased technology related to business combinations. Cost of software licenses also includes the cost of manuals and product documentation, production media used to deliver our products and shipping costs. Our cost of software licenses fluctuates from period to period due to changes in the mix of software licensed, the extent to which we pay royalties to third-parties on our Business Process Applications, our Enterprise Integration offerings and MatrixOne Acclerators and the amount of amortization of prepaid software royalty fees.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Cost of software licenses	$1,667	$653	$1,014	155.3%
Amortization of purchased technology	199	199	—	0.0%

Total cost of software licenses	$1,866	$852	$1,014	119.0%

Cost of software license revenues increased during the three months ended April 1, 2006 due to $0.6 million and $0.4 million increases in royalties related to our Enterprise Integration offerings, Business Process Applications, and MatrixOne Accelerators due to increased software license revenues from those products. Amortization of purchased technology relates to the identified intangible assets purchased in the Synchronicity acquisition, which are amortized on a straight-line basis over their estimated useful lives of three to seven years. We expect to incur amortization expense of approximately $0.2 million during the fourth quarter of fiscal 2006.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Cost of services	$15,065	$12,115	$2,950	24.3%

Cost of services increased $3.0 million during the three months ended April 1, 2006 due primarily to a $3.0 million increase in personnel costs primarily related to the recognition of costs for certain previously deferred professional services engagements recognized in the period, and a $0.2 million increase in stock based compensation. These increases were partially offset by a $0.2 million decrease in travel and other employee related expenses.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Gross profit on software license revenues	$14,822	$6,937	$7,885	113.7%
Gross profit on service revenues	11,939	7,112	4,827	67.9%

Total gross profit	$26,761	$14,049	$12,712	90.5%

Gross margin on software license revenues	88.8%	89.1%	(0.3)%
Gross margin on service revenues	44.2%	37.0%	7.2%
Total gross margin	61.2%	52.0%	9.2%

Percentage of total revenues derived from software license revenues	38.2%	28.8%	9.4%
Percentage of total revenues derived from service revenues	61.8%	71.2%	(9.4)%

Total gross profit increased during the three months ended April 1, 2006 primarily due to a increase in gross profit from software license revenues as a result of a increase in software license revenues, as well as an increase in gross profit and gross margin from services revenues due to an increase in professional services and maintenance revenues and related gross margins. Gross margin on software license revenues was consistent with the year ago period as a result of a consistent proportion of our software license revenues derived from our Enterprise Integration and Business Process Applications products, which bear software royalty costs. Gross margin on professional services increased as a result of continuing improvement in the gross margin on our professional services due to improvement in the utilization of our professional services personnel and an increase in maintenance revenues.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Selling and marketing expenses	$11,496	$10,271	$1,225	11.9%
Selling and marketing expenses as a percentage of total revenues	26.3%	38.0%	(11.7)%

Selling and marketing expenses increased during the three months ended April 1, 2006 as a result of a $1.2 million increase in commission expense due to increased software license revenues and a $0.3 million increase in stock based compensation. These increases were partially offset by a $0.1 million decrease in other employee costs and a $0.2 million decrease in advertising and marketing programs.

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

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Research and development expenses	$7,169	$7,795	$(626)	(8.0)%
Research and development expenses as a percentage of total revenues	16.4%	28.9%	(12.5)%

Research and development expenses decreased during the three months ended April 1, 2006 primarily due to a $0.3 million decrease in personnel costs and a $0.4 million decrease in outside contractor and consultant costs, offset by a $0.1 million increase in stock based compensation expense.

General and administrative. General and administrative expenses consist primarily of salaries, related expenses and stock based compensation expense of executive, finance, investor relations, human resource and administrative personnel, legal and accounting services and provisions for doubtful accounts.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
General and administrative expenses	$5,819	$2,738	$3,081	112.5%
General and administrative expenses as a percentage of total revenues	13.3%	10.1%	3.2%

General and administrative expense increased during the three months ended April 1, 2006 primarily due to a $2.1 million increase in professional fees which includes $1.4 million related to due diligence and other costs related to the proposed sale of the Company, a $0.6 million increase in contractor expense to assist the Company in filling open positions until certain functions can be transitioned to permanent employees, $0.3 million increase in personnel costs primarily related to additional personnel hired in order to strengthen our internal controls, and a $0.1 million increase in stock based compensation expense.

Amortization of intangible assets. Amortization of intangible assets consists of the amortization of the identified intangible assets related to customer contracts and related customer relationships and trademarks and trade names acquired in the Synchronicity and Centor acquisitions, which are amortized on a straight-line basis over the estimated useful lives of the assets of four to ten years. We expect to incur amortization expense of approximately $0.1 million during the fourth quarter of fiscal 2006.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Amortization of intangible assets	$116	$121	$(5)	(4.1)%
Amortization of intangible assets as a percentage of total revenues	0.3%	0.4%	(0.1)%	—

Other income(expense). Other income(expense) fluctuates based on interest income earned on our investments and the amount of cash available for investment, realized and unrealized gains and losses on foreign currency transactions and gains and losses on sales and disposals of fixed assets.

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Other income(expense), net	$812	$498	$314	63.1%

Other income increased during the three months ended April 1, 2006 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the three months ended April 1, 2006 and April 2, 2005, we recorded a provision for income taxes of $0.1 million and $0.2 million, respectively, primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions. During the three months ended April 1, 2006, we also recorded amortization of a deferred tax liability related to goodwill of $0.1 million.

Comparison of the Nine Months Ended April 1, 2006 and April 2, 2005

Software license revenues. Software license revenues from our suite of software products, the number of software license transactions and the number of software license transactions in excess of $1.0 million for the nine months ended April 1, 2006 and April 2, 2005 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands, except transaction volumes)	April 1, 2006	April 2, 2005
Matrix PLM Platform	$10,489	$11,584	$(1,095)	(9.5)%
Business Process Applications and MatrixOne Accelerators	18,740	17,819	921	5.2%
Enterprise Integrations	5,180	6,244	(1,064)	(17.0)%

Total software license revenues	$34,409	$35,647	$(1,238)	(3.5)%

Number of software license transactions recognized(1)	205	249	(44)	(17.7)%
Number of software license transactions in excess of $1.0 million recognized(1)	5	5	––	0%

(1)	Excludes transactions recognized on a ratable basis

Software license revenues by geographic region for the nine months ended April 1, 2006 and April 2, 2005 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
North America	$19,853	$16,009	$3,844	24.0%
Europe	12,343	13,419	(1,076)	(8.0)%
Asia/Pacific	2,213	6,219	(4,006)	(64.4)%

Total software license revenues	$34,409	$35,647	$(1,238)	(3.5)%

Software license revenues decreased during the nine months ended April 1, 2006 as a result of a decrease in the number of software license transactions in both the first two fiscal quarters of 2006 due to weakness in technology spending and uncertainty regarding the Company as a result of the restatement. During the nine months ended April 1, 2006, we recognized software license transactions from five customers that were deferred in a prior fiscal year aggregating $3.5 million that met the applicable revenue recognition criteria during the period. Software license revenues for the nine months ended April 1, 2006, also included the recognition of various previously deferred software license transactions such as the amortization of time based software licenses, software license revenue in Japan recognized ratably, and certain software license transactions recognized using contract accounting.

Software license revenues in North America increased due to the recognition of previously deferred software license transactions, an increase in software license revenue from new customers, a higher average value per software license transaction and two additional software license transactions over $1.0 million. Software license revenues in Europe decreased during the nine months ended April 1, 2006 due to a decrease in the number of software license transactions and license transactions in excess of $1.0 million, offset by the recognition of previously deferred software license transactions. Software license revenue in Asia/Pacific decreased due to the restructuring of our sales operations in Japan, ratable revenue recognition for software license transactions in Japan, and weakness in other regions in Asia.

Software license revenues from our Matrix PLM Platform decreased primarily due to a decrease in the number of software license transactions. Software license revenues from our Business Process Applications and MatrixOne Accelerators increased as a result of an increase in software license revenues from new customers, adoption of our Business Process Applications by our existing customers and the recent introduction of our Apparel and Semiconductor Accelerators. During the nine months ended April 2, 2005, software license revenues from Enterprise Integration products were higher due to the introduction of several new software product offerings in fiscal 2005. Software license revenues from these offerings were significantly lower during the nine months ended April 1, 2006.

Service revenues. The components of our service revenues for the nine months ended April 1, 2006 and April 2, 2005 were as follows:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Maintenance revenues	$33,685	$29,078	$4,607	15.8%
Professional services revenues	33,079	24,697	8,382	33.9%
Training revenues	1,764	2,117	(353)	(16.7)%

Total service revenues	$68,528	$55,892	$12,636	22.6%

Maintenance as a percentage of service revenues	49.2%	52.0%

Service revenues increased during the nine months ended April 1, 2006 due to an increase in both professional services and maintenance revenues. Professional services revenues increased as a result of new consulting projects, expansion of existing consulting projects and the recognition of professional services revenue deferred in a prior fiscal year from five customers aggregating approximately $3.8 million. Maintenance revenues increased as a result of incremental maintenance revenues related to the continued expansion of our customer base. Training revenues decreased due to the timing of new and existing customers attending training classes and customer purchases of our web-based training products.

Cost of software licenses.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Cost of software licenses	$2,764	$3,067	$(303)	(9.9)%
Amortization of purchased technology	598	531	67	12.6%

Total cost of software licenses	$3,362	$3,598	$(236)	(6.6)%

Cost of software licenses decreased during the nine months ended April 1, 2006 due to a $0.4 million decrease in royalties related to certain of our Enterprise Integration offerings due to decreased software license revenues from these products offset by a $0.1 million increase in royalties related to certain of our Business Process Applications due to increased software license revenues from these products.

Cost of services.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Cost of services	$39,482	$35,688	$3,794	10.6%

Cost of services increased during the nine months ended April 1, 2006 primarily due to a $2.6 million increase in personnel costs, a $1.5 million increase in offshore, domestic and international contractor expense to support our new consulting projects and expansion of existing consulting projects, a $0.5 million increase in stock based compensation, and a $0.4 million increase in royalty expenses due to an increase in maintenance revenues related to certain of our royalty bearing software products. These increases were offset by a $0.4 million decrease in travel and other employee expenses, a $0.3 million decrease in rent and facilities expenses, and a $0.5 million decrease in depreciation, maintenance, utilities, and other expenses.

Gross profit. The following sets forth certain information regarding the gross profit and gross margin on our software license and service revenues:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Gross profit on software license revenues	$31,047	$32,049	$(1,002)	(3.1)%
Gross profit on service revenues	29,046	20,204	8,842	43.8%

Total gross profit	$60,093	$52,253	$7,840	15.0%

Gross margin on software license revenues	90.2%	89.9%	0.3%
Gross margin on service revenues	42.4%	36.1%	6.3%
Total gross margin	58.3%	57.0%	1.3%

Percentage of total revenues derived from software license revenues	33.4%	38.9%	(5.5)%
Percentage of total revenues derived from service revenues	66.6%	61.1%	5.5%

Total gross profit and gross margin increased during the nine months ended April 1, 2006 primarily due to an increase in gross profit from service revenues due to an increase in professional services and maintenance revenues and related gross margins. Gross margin on software license revenues remained relatively flat as a result of a consistent proportion of our software license revenues derived from our Enterprise Integration and Business Application products, which bear software royalty cost. Gross margin on professional services increased as a result of continuing improvement in the gross margin on our professional services due to the improvement in the utilization of our professional services personnel, and an increase in maintenance revenues.

Selling and marketing.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Selling and marketing expenses	$31,373	$31,974	$(601)	(1.9)%
Selling and marketing expenses as a percentage of total revenues	30.5%	34.9%	(4.4)%

Selling and marketing expenses decreased during the nine months ended April 1, 2006 primarily due to a $0.4 million decrease in travel and other employee expenses, a $0.5 million decrease in marketing and events expenses and a $0.3 million decrease in outside contractors and consultants expenses as a result of our cost containment efforts. These decreases were partially offset by a $0.6 million increase related to stock based compensation and a $0.1 million increase in salaries expense.

Research and development.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Research and development expenses	$21,203	$21,530	$(327)	(1.5)%
Research and development expenses as a percentage of total revenues	20.6%	23.5%	(2.9)%

Research and development expenses decreased during the nine months ended April 1, 2006 primarily due to a $0.8 million decrease in contractor costs as a result of our cost containment efforts, a $0.1 million decrease in travel expenses, and a $0.1 million decrease in depreciation and other expenses. These decreases were partially offset by $0.3 million increase in personnel and related expenses and a $0.4 million increase in stock based compensation.

General and administrative.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
General and administrative expenses	$15,239	$8,020	$7,219	90.0%
General and administrative expenses as a percentage of total revenues	14.8%	8.8%	6.0%

General and administrative expenses increased during the nine months ended April 1, 2006 primarily due to a $5.1 million increase in legal and accounting expenses primarily related to the financial review and restatement completed in November 2005 and due diligence and other costs related to the proposed sale of the Company, and a $1.2 million increase in contractor expense to assist the Company in the completion of the financial review and restatement and to fill open positions until certain functions can be transitioned to permanent employees. In addition, the increase relates to a $0.6 million increase in personnel costs primarily related to additional personnel hired in order to strengthen our internal controls and a $0.3 million increase in stock based compensation.

Amortization of Intangible Assets.

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Amortization of intangible assets	$348	$297	$51	17.2%
Amortization of intangible assets as a percentage of total revenues	0.3%	0.3%	—

Other income(expense).

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Other income(expense), net	$2,283	$1,253	$1,030	82.2%

Other income increased during the nine months ended April 1, 2006 primarily due to increased interest income from higher yields on our investments.

Provision for income taxes. During the nine months ended April 1, 2006 and April 2, 2005, we recorded a provision for income taxes of $0.3 million, primarily related to minimum taxes due in certain domestic and foreign tax jurisdictions. During the nine months ended April 1, 2006, we also recorded amortization of a deferred tax liability related to goodwill of $0.2 million.

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

	As of		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	July 2, 2005
Cash and cash equivalents	$99,662	$107,677	$(8,015)	(7.4)%
Working capital	$77,047	$79,386	$(2,339)	(2.9)%

During the nine months ended April 1, 2006, our cash and cash equivalents and working capital decreased primarily due to our loss from operations.

The following sets forth information relating to the sources and uses of our cash:

	Nine Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005
Net cash used in operating activities	$(9,452)	$(6,228)	$(3,224)	(51.8)%
Net cash used in investing activities	$(386)	$(8,010)	$7,624	95.2%
Net cash provided by (used in) financing activities	$1,920	$(82)	$2,002	2441.5%

	Three Months Ended
	April 1, 2006	April 2, 2005
Days sales outstanding	66	100

Net cash used in operating activities during the nine months ended April 1, 2006 resulted primarily from our net loss, decreases in accrued expenses, which includes the payment of expenses related to the financial review and restatement and certain personnel related costs, a decrease in deferred revenues due primarily to the timing of recognition of certain previously deferred transactions, and an increase in accounts receivable due to the increase in revenue and the timing of sales transactions. These uses of cash were partially offset by a reduction in prepaid expenses due to recognition of costs related to previously deferred revenue transactions, and non-cash depreciation, amortization and stock based compensation. Net cash used in operating activities during the nine months ended April 2, 2005 resulted primarily from our net loss and an increase in prepaid expenses and other current assets due to the deferral of costs related to certain deferred revenue transactions, offset by non-cash depreciation and amortization of purchased technology and intangible assets and an increase in deferred revenues.

Net cash used in investing activities for the nine months ended April 1, 2006 reflects our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $0.8 million. Net cash used in investing activities for the nine months ended April 2, 2005 reflects net cash payments related to acquisitions aggregating approximately $6.6 million, and our investments in computer hardware and software, leasehold improvements and office furniture and equipment of $1.4 million.

Net cash provided by financing activities for both the nine months ended April 1, 2006 and April 2, 2005 includes proceeds from stock option exercises and purchases of common stock under our employee stock purchase plan of $1.9 million and $1.4 million, respectively. Additionally, net cash used in financing activities for the nine months ended April 2, 2005 includes the $1.5 million repayment of a line of credit assumed in the Synchronicity acquisition.

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FAS Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. The correction of an error continues to be reported as a prior period adjustment by restating prior period financial statements as of the beginning of the first period presented. SFAS 154 will be effective for the Company beginning in fiscal year 2007. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

In February 2006, the Financial Accounting Standards Board issued a Staff Position related to FAS 123(R) and cash settlement of options upon the occurrence of a contingent event. As part of the Agreement and Plan of Merger described in the Business Overview on page 18, our stock options will be settled in cash upon closing of the merger. However, due to the number of unsatisfied requirements, including regulatory clearance and stockholder approval, existing at April 1, 2006, we determined that settlement of the options in cash was not probable at April 1, 2006 and therefore, the options have not been recorded as a liability in our financial statements as of April 1, 2006.

Commitments and Contractual Obligations

Our commitments and contractual obligations that we guarantee or for which we owe minimum fees primarily consist of operating leases for facilities, automobiles and office equipment, product development agreements under which we pay fees to third-parties for development or assistance in development of certain Business Process Applications and Enterprise Integration software, and other contractual arrangements to support certain programs or activities. Our commitments and contractual obligations that we guarantee or for which we have minimum fees due consisted of the following as of April 1, 2006:

(In thousands)	Remainder of 2006	2007	2008	2009	2010	Thereafter
Leases	$1,157	$3,594	$2,958	$2,168	$1,882	$972
Development agreements	740	—	—	—	—	—
Minimum royalty fees	13	13	—	—	—	—
Other contractual arrangements	294	639	2	—	—	—

	$2,204	$4,246	$2,960	$2,168	$1,882	$972

We do not have any other commitments or contractual obligations in addition to those set forth above and those included in our condensed consolidated financial statements as of April 1, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of April 1, 2006.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have foreign subsidiaries in Austria, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and the Netherlands. Our international revenues and expenses are generally transacted from our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 36.3%, 35.8% and 40.9% of our total revenues for the nine months ended April 1, 2006, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. In addition, approximately 26.2%, 26.6% and 29.0% of our expenses for the nine months ended April 1, 2006, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. At April 1, 2006 and July 2, 2005, approximately 26.8% and 23.9%, respectively, of our total assets were located at our foreign subsidiaries.

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

Our exposure to foreign currency exchange rate fluctuations also arises in part from intercompany transactions. Our intercompany transactions are typically denominated in the local currency of the foreign subsidiary in order to centralize foreign currency risk at the parent company in the United States. The parent company and our foreign subsidiaries may also transact business in a currency other than the local currency. Our foreign currency hedging program is principally designed to mitigate the future potential impact of changes in the value of transactions denominated in a currency other than the local currency as a result of changes in foreign currency exchange rates, which may impact our results of operations. Our foreign currency hedging program is not designed, nor do we enter into foreign currency contracts, to mitigate translation risk. We use forward contracts to reduce our exposure to foreign currency risk due to fluctuations in exchange rates underlying the value of accounts receivable and accounts payable and intercompany accounts receivable and intercompany accounts payable denominated in a currency other than the local currency. A forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates. These forward contracts are denominated in the same currency in which the underlying foreign currency receivables or payables are denominated and bear a contract value and maturity date that approximate the value and expected settlement date, respectively, of the underlying transactions. Unrealized gains and losses on open contracts at the end of each accounting period, resulting from changes in the fair value of these contracts, are recognized in earnings in the same period as gains and losses on the underlying foreign denominated receivables or payables are recognized and generally offset. Gains and losses on forward contracts and foreign denominated receivables and payables are included in other income(expense), net. We do not enter into or hold derivatives for trading or speculative purposes, and we only enter into forward contracts with highly rated financial institutions. At April 1, 2006 and April 2, 2005, we had no forward contracts outstanding.

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

We deposit our cash in highly rated financial institutions in North America, Europe and Asia/Pacific. We primarily invest in diversified United States and international money market mutual funds and United States Treasury and agency securities. At April 1, 2006, we had $66.7 million and $19.3 million invested in the United States and Continental Europe, respectively. At April 1, 2006, the weighted average interest rate on our investments was 4.06% per annum. Due to the short-term nature of our investments, we believe we have minimal market risk.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of April 1, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting referenced below in this Quarterly Report on Form 10-Q and as described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed with the Securities and Exchange Commission on November 9, 2005, our disclosure controls and procedures were not effective as of April 1, 2006 to ensure that the information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

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

During the three months ended April 1, 2006, we made further changes, described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and assist us in remediating these weaknesses:

•	We have created, staffed and trained a new sales operations group, consisting of senior level personnel transferred primarily from our professional services organization, to oversee the sales and professional services activities throughout the evolution of a customer arrangement, including but not limited to review and approval of responses to requests for proposals, customer communications, statements of work, customer proposals and professional services engagements.

•	We have engaged an external accounting firm to assist with periodic internal audit reviews of the financial activities of our international operations.

In the future, we plan to take the following steps to further improve our internal control over financial reporting and assist us in remediating these weaknesses:

•	We plan to implement organizational changes to clarify those persons responsible for finance, accounting and legal functions concerning our Japanese subsidiary report directly to and/or correspond with persons responsible for finance, accounting and legal functions at our corporate management team.

•	We plan to expand the internal audit process to include a review of the financial activities of both our domestic and international operations.

•	We plan to hire additional accounting, financial, and administrative personnel.

•	We plan to hire additional domestic and international resources to assist in the oversight, evaluation, and execution of our revenue related activities.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On December 2, 2005, plaintiffs holding shares of MatrixOne, Inc. common stock filed a lawsuit in the Delaware Court of Chancery against MatrixOne’s board of directors: Oliver Press Partners, LLC, Davenport Partners, L.P., Pierson Partners, L.P., and Sidus Investment Management v. W. Patrick Decker, Gregory R. Beecher, Daniel J. Holland, Mark F. O’Connell, David G. DeWalt, and Charles R. Stuckey, Jr., C.A. No. 1817-N (Del. Ch.). Plaintiffs challenge the application of the Company’s advance notice bylaw, adopted in March 2000, that requires that nominations to MatrixOne’s board of directors be submitted within a specified period prior to MatrixOne’s annual meeting of stockholders (the “Advance Notice Bylaw”). On December 2, 2005, plaintiffs purported to nominate a slate of two directors for election at MatrixOne’s 2005 annual meeting, which was scheduled to occur December 22, 2005. Because the Advance Notice Bylaw operated to prevent a vote on plaintiffs’ alternative slate of directors at the annual meeting, plaintiffs alleged that the Advance Notice Bylaw was unreasonable and that the directors breached their fiduciary duties of loyalty and care to plaintiffs by adopting and applying the Advance Notice Bylaw. Plaintiffs sought a declaration that the Advance Notice Bylaw is invalid and inequitable as applied to them, a declaration that their slate of directors is valid and must be voted on at the 2005 annual meeting, and an order compelling the rescheduling of the annual meeting to January 2006. At the same time that plaintiffs filed their complaint, they also filed a motion to expedite proceedings, seeking expedited discovery and trial proceedings in advance of the December 22, 2005 annual meeting. On December 6, 2005, the court denied plaintiffs’ motion and ordered the parties to confer upon and submit a scheduling order. On March 3, 2006, the parties filed a stipulation of dismissal with the Delaware Court of Chancery to dismiss the case without prejudice.

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

Consummation of the proposed settlement is conditioned upon obtaining final approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement will be heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.

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

The Price of Our Common Stock May Decline if We Fail to Complete the Proposed Plan of Merger

The price of our common stock has increased significantly since the announcement of the proposed plan of merger. On the day of the announcement of the proposed plan of merger, the price of our common stock increased from $6.01 to $7.14, and the price of our common stock on March 31, 2006 was $7.16. If we fail to complete the proposed plan of merger, the price of our common stock may decline.

Failure to Complete the Proposed Plan of Merger or Failure to Complete the Proposed Plan of Merger in a Timely Manner Could Result in Substantial Cost to the Company and Diversion of Management’s Time

Certain provisions of the Agreement and Plan of Merger with Dassault Systèmes allow for fees payable upon termination of the merger agreement. These provisions include:

•	if we consummate an acquisition proposal or enter into an alternative acquisition agreement or if the merger agreement is terminated, we will, under certain circumstances, be required to pay to Dassault Systèmes a termination fee in an amount of $14.0 million, or

•	if the merger agreement is terminated, we will, under certain circumstances, be required to pay to Dassault Systèmes up to $2.0 million as reimbursement for expenses of Dassault Systèmes actually incurred relating to the transactions contemplated by this Agreement prior to termination.

In addition, uncertainty related to the merger transaction may require us to spend additional time or money on integration efforts that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology successfully or if management spends excessive time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the merger as well as harm our existing business.

We have Identified Material Weaknesses in Our Disclosure Controls and Procedures and Our Internal Control Over Financial Reporting as of July 2, 2005 that, if Not Remedied Effectively, Could Result in Material Misstatements in our Financial Statements in Future Period

As a result of our assessment of the effectiveness of our internal control over financial reporting as of July 2, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005. For a description of these material weaknesses including the nature of each material weakness, the remedial measures implemented by us to date beginning in our fourth fiscal quarter of 2005 and the actual or potential effects on our financial statements, please see “Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2005 filed on November 9, 2005 as well as Item 4 included herein. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of April 1, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

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

Failure or Circumvention of Our Internal Controls and Procedures Could Seriously Harm Our Business

Our internal controls and procedures have been circumvented in the past and may be circumvented in the future. We have made and are making significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We Have a History of Losses, and We May Incur Losses in the Future and May Not Achieve or Maintain Profitability

We have incurred substantial net losses in the past, and we may incur net losses in future periods. We incurred net losses of approximately $6.3 million, $20.3 million and $12.4 million in the nine months ended April 1, 2006, fiscal 2005 and fiscal 2004, respectively. As of April 1, 2006, we had an accumulated deficit of approximately $134.3 million. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decline or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be significantly and adversely affected. Although we have implemented restructuring programs to better align our operations and cost structure with market conditions, these programs may not be sufficient for us to achieve profitability in any future period. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

Our Quarterly Revenues and Operating Results Are Likely to Fluctuate and if We Fail to Meet the Expectations of Management, Securities Analysts or Investors, Our Stock Price Could Decline

Our quarterly revenues and operating results are difficult to predict, have varied significantly in the past and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the second half of the third month of the quarter. Accordingly, our quarterly results may be difficult or impossible to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue expectations. Any disruption in our ability to conduct our business which occurs will likely have a material adverse effect on our operating results for that quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a shortfall in revenues in a particular quarter would have an adverse effect on our operating results for that quarter.

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

We May Not Achieve Anticipated Revenues if Market Acceptance of Our Software Does Not Continue

We believe that revenues from licenses of our software, together with revenues from related professional services, training and maintenance and customer support services, will account for substantially all of our revenues for the foreseeable future. Our future financial performance will depend on market acceptance of our software, including our Matrix PLM Platform, Business Process Applications, Enterprise Integration and Accelerator products, and any upgrades or enhancements that we may make to our products in the future. As a result, if our software does not achieve and maintain widespread market acceptance, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our software, demand for our products may not accelerate and could decline. If we are unable to increase the number and scope of our Business Process Applications, Enterprise Integration and MatrixOne Accelerator products or ship or implement any upgrades or enhancements to our products when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we also may not achieve anticipated revenues.

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

Our International Operations Expose Us to Business Risks Which Could Cause Our Operating Results to Suffer

Our international revenues and expenses are generally transacted by our foreign subsidiaries in their respective countries and are typically denominated in local currency. Approximately 36.3%, 35.8% and 40.9% of our total revenues for the nine months ended April 1, 2006, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. In addition, approximately 26.2%, 26.6% and 29.0% of our expenses for the nine months ended April 1, 2006, fiscal 2005 and fiscal 2004, respectively, were from our foreign subsidiaries. At April 1, 2006 and July 2, 2005, approximately 26.8% and 23.9%, respectively, of our total assets were located at our foreign subsidiaries. Many of our customers have operations in numerous locations around the globe. In order to attract, retain and service multi-national customers, we have to maintain strong direct and indirect sales and support organizations in Europe and Asia/Pacific. Our ability to penetrate international markets may be impaired by resource constraints and our ability to hire qualified personnel in foreign countries. We face a number of risks associated with conducting business internationally, which could negatively impact our operating results, including, without limitation:

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. In addition, securities class actions often have been brought in connection with restatements of financial statements. The expense of defending and the outcome of pending and future stockholder litigation, including the New York securities litigation described above, and the possible inadequacy of our insurance to cover its obligations with respect to the ultimate resolution of any pending or future litigation matters could have a material adverse effect on our operating results. Securities litigation could also divert management’s attention and resources from our business, which could have a material adverse effect on our business and operating results.

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

Our Stock Price Has Been and May Continue to be Volatile Which May Lead to Losses by Stockholders

The trading price of our common stock has been highly volatile and has fluctuated significantly in the past. During the nine months ended April 1, 2006, our stock price fluctuated between a low bid price of $4.36 per share and a high bid price of $7.20 per share, and during fiscal 2005, our stock price fluctuated between a low bid price of $3.87 per share and a high bid price of $7.08 per share. We believe that the price of our common stock may continue to fluctuate significantly in the future in response to a number of events and factors relating to our company, our competitors, the market for our products and services and the global economy, many of which are beyond our control, such as:

•	variations in our quarterly operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in market valuations of software companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant business transactions;

•	additions or departures of key personnel;

•	the threat of additional litigation by current or former employees, customers, and stockholders;

•	sales of a substantial number of shares of our common stock in the public market by existing stockholders;

•	sales of common stock or other securities by us in the future;

•	news relating to trends in our markets; and

•	identification and disclosure of ineffective disclosure controls and procedures including material weakness in internal controls over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-92731), relating to the initial public offering of our common stock, and we did a concurrent private placement of common stock. We expect to continue to use the net proceeds from the initial public offering and the concurrent private placement for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes, and to acquire or invest in complementary businesses, products or technologies. Currently, we have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. Our actual use of the net proceeds from the initial public offering and the concurrent private placement may differ from the uses we have identified. Pending these uses, the net proceeds of the offering and the concurrent private placement will be invested in short-term, interest-bearing, investment-grade securities. Through April 1, 2006, we have used the proceeds from the initial public offering and concurrent private placement to (a) pay for the offering expenses, (b) fund approximately $13.2 million in investments in leasehold improvements, computer hardware and software and office furniture, (c) acquire certain businesses and technology aggregating $6.6 million of cash consideration, (d) repurchase $1.0 million of our common stock, and (e) fund approximately $21.8 million of working capital to support our operations.

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

MATRIXONE, INC.

Dated: May 3, 2006	By:	/s/ Gary D.Hall
Gary D. Hall
Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 1, 2006, by and among MatrixOne, Inc., Dassault Systemes Corp. and DS Newco Corp., incorporated herein by reference to the Company’s Report on Form 8-K dated March 1, 2006, filed on March 2, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002